Form 10-Q
period 1997-12-31
BAY STATE BANCORP INC
filed 1998-03-23
CIK 1048767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-13691

                             BAY STATE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                                                 04-3398630
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                                     (I.R.S. Employer
                                                                                                Identification No.)

1299 BEACON STREET, BROOKLINE, MASSACHUSETTS                               02146
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (617) 739-9500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changes since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      Yes N/A   No
                                                                  -----    -----
                                                               Yes       No  X
                                                                  -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of March 16, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS.

         Bay State Bancorp, Inc. (the "Company") is a recently formed holding company, formed for the purpose of acquiring all of the common stock of Bay State Federal Savings Bank (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization. At this time and until the conversion is complete, Bay State Bancorp, Inc. is a noncapitalized shell corporation with no business activities. The financial statements of Bay State Bancorp, Inc., which are set forth after Item 3 below, reflect such status. For a further discussion of Bay State Bancorp, Inc.'s formation and intended operations see "Bay State Bancorp, Inc." in the Company's Prospectus (the "Prospectus") dated February 12, 1998, which is a part of its Registration Statement under the Securities Act of 1933 on Form SB-2, initially filed on November 13, 1997 and declared effective on February 11, 1998. Such description of Bay State Bancorp, Inc. is incorporated herein by reference and attached hereto as Exhibit 99(a). Additionally, "Recent Developments" on pages 11 through 14 of the Prospectus is incorporated herein by reference and attached hereto as Exhibit 99(b). Such Recent Developments presents financial information regarding the Bank for the nine months ended and at December 31, 1997, including a "Management's Discussion and Analysis of Recent Developments." Upon completion of its conversion, the Bank will become the wholly-owned subsidiary of the Company.

                             BAY STATE BANCORP, INC.
                             STATEMENTS OF CONDITION

                                                               December 31,          March 31,
                                                                   1997                1997
                                                               ------------          ---------

Assets................................................             $ --                 NA

Liabilities and Equity ...............................             $ --                 NA

See accompanying notes to financial statements


                            STATEMENTS OF OPERATIONS

                                                               For the Three Months and Nine Months
                                                                        Ended December 31,
                                                               ------------------------------------
                                                               1997                            1996
                                                               ----                            ----

Income................................................         $ --                             NA

Expenses..............................................         $ --                             NA

         Net income...................................         $ --                             NA

See accompanying notes to financial statements


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Nine Months Ended December 31, 1997
                                             --------------------------------------------------------
                                                            Additional
                                             Common          Paid-in           Retained
                                             Stock           Capital           Earnings         Total
                                             ------         ----------         --------         -----

Balance March 31, 1996...............         $ --             $ --              $ --            $ --

Balance September 30, 1996...........         $ --             $ --              $ --            $ --

See accompanying notes to financial statements.

                        STATEMENTS OF CHANGE IN CASH FLOW

                                                                      Nine Months Ended December 31,
                                                                      ------------------------------
                                                                      1997                      1996
                                                                      ----                      ----

Funds provided................................................        $ --                       NA

Funds used....................................................        $ --                       NA

See accompanying notes to financial statements.

                             BAY STATE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       GENERAL

         Bay State Bancorp, Inc. is a recently formed holding company formed for the purpose of acquiring all of the common stock of Bay State Federal Savings Bank concurrent with its conversion from mutual to stock form of organization. At December 31, 1997, Bay State Bancorp, Inc. was a shell corporation with no business activities and no assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  See Item 1.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  See Item 1.

                           PART II. OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

                  None.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

Item 5.           OTHER INFORMATION.

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K (SS.249.308 OF THIS CHAPTER).

                  a.       Exhibits

                  Exhibit 99(a)              Bay State Bancorp, Inc.
                  Exhibit 99(b)              Recent Developments

                  b.       Reports on Form 8-K
                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BAY STATE BANCORP, INC.


Date: March 23, 1998             By: /s/ John F. Murphy
                                     -------------------------------------------
                                     John F. Murphy
                                     President, Chief Executive Officer and
                                     Chairman of the Board
                                     (principal executive and financial officer)

Date: March 23, 1998             By: /s/ Denise M. Renaghan
                                     -------------------------------------------
                                     Denise M. Renaghan
                                     Executive Vice President and
                                     Chief Operating Officer