Form 10KSB40
period 1998-03-31
BAY STATE BANCORP INC
filed 1998-06-29
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended March 31, 1998

                                     1-13691
                             Commission File Number

                             BAY STATE BANCORP, INC.
          (Name of small business issuer as specified in its charter.)

                Delaware                                    04-3398630
    (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

               1299 Beacon Street, Brookline, Massachusetts 02146
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (617) 739-9500 Securities registered pursuant to Section 12(b) of the Exchange Act:

     Common Stock, par value                  The American Stock Exchange
         $0.01 per share                 (Name of Exchange on which registered)
        (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $19,562,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $67,128,000. This figure is based on the closing price on the American Stock Exchange for a share of the issuer's common stock on June 8, 1998, which was $27.75 as reported in The Wall Street Journal on June 9, 1998. For purposes of this calculation, the Registrant is assuming that directors and executive officers are affiliates.

The Registrant had 2,535,232 shares of Common Stock outstanding as of June 8, 1998.

Transitional Small Business Disclosure Format.   Yes [   ]    No [ X ]

                                      INDEX

PART I
                                                                                                                            Page No.

               Item 1.    Description of Business.......................................................................       1

               Item 2.    Description of Property.......................................................................      29

               Item 3.    Legal Proceedings.............................................................................      29

               Item 4.    Submission of Matters to a Vote of Security Holders...........................................      29

PART II

               Item 5.    Market for Common Equity and Related Stockholder Matters......................................      30

               Item 6.    Management's Discussion and Analysis or Plan of Operation.....................................      30

               Item 7.    Financial Statements..........................................................................      40

               Item 8.    Changes In and Disagreements With Accountants on
                          Accounting and Financial Disclosure...........................................................      65

PART III

               Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                          Compliance with Section 16(a) of the Exchange Act.............................................      66

               Item 10.   Executive Compensation........................................................................      69

               Item 11.   Security Ownership of Certain Beneficial Owners and Management................................      76

               Item 12.   Certain Relationships and Related Transactions................................................      77

               Item 13.   Exhibits and Reports on Form 8-K..............................................................      78

SIGNATURES

Item 1. Description of Business.

General

     Bay State Bancorp, Inc. (the "Company") was incorporated under Delaware law on October 24, 1997. The Company was formed to acquire Bay State Federal Savings Bank and subsidiaries, Brookline, Massachusetts (the "Bank") as part of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). In connection with the Conversion, on March 27, 1998 the Company issued an aggregate 2,535,232 shares of its common stock, par value $0.01 per share (the "Common Stock"), at a purchase price of $20 per share, of which 2,347,437 shares were issued in a subscription offering and 187,795 shares were issued to The Bay State Federal Savings Charitable Foundation (the "Foundation"), a charitable foundation established by the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At March 31, 1998, the Company had total assets of $295.3 million, total deposits of $207.8 million and total stockholders' equity of $63.6 million.

     The Bank was originally organized in 1920 as a state-chartered mutual cooperative bank with the name Coolidge Corner Cooperative Bank. In 1936, the Bank converted to a federally-chartered mutual savings and loan association and changed its name to Brookline Federal Savings and Loan Association. In 1960, the Bank changed its name to Bay State Federal Savings and Loan Association and, in 1983, changed its name again to Bay State Federal Savings Bank. In February 1997, the Bank merged with Union Federal Savings Bank ("Union Federal"), which at the time of the merger had $38.2 million of total assets, $35.5 million of deposits and $2.7 million of retained earnings and operated two branches located in Boston and Westwood, Massachusetts. The Bank currently maintains five banking offices located in the greater Boston metropolitan area.

     The Bank's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in adjustable-rate and shorter-term fixed-rate one- to four-family residential mortgage loans. To a lesser extent, the Bank invests in multi-family, commercial real estate, construction and development, commercial and consumer loans. The Bank operates through its five full service banking offices and one administrative office, all of which are located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights to all loans sold. The Bank's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, interest on its investment and mortgage-backed and mortgage-related securities and loan servicing income. The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and Federal Home Loan Bank ("FHLB") advances.

Market Area and Competition

     The Bank is headquartered in Brookline, Massachusetts and is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's primary deposit gathering area is concentrated in the communities surrounding its five full-service banking offices located in Brookline, Boston, Dedham, Norwood and Westwood, Massachusetts. All of the Bank's branch offices are located within 15 miles of Brookline. The Bank's primary lending area is significantly broader than its deposit gathering area and includes all of Massachusetts, with a concentration in the greater Boston metropolitan area.

     Brookline, Massachusetts is a fully-developed and densely populated town located west of and adjacent to Boston. Brookline is surrounded by three major U.S. Interstate Highways: Interstate 93, Interstate 90 and Interstate 95. The major traffic roadways running through Brookline are heavily traveled and lined with commercial and retail business operations and Brookline's 1990 census population was approximately 54,000. The residents of Brookline are generally comprised of white- and blue-collar workers and college students. The towns of Dedham, Norwood and Westwood are situated southwest of Boston. These towns are primarily residential communities consisting of single-family residences and are populated by middle- to high-income individuals employed in the greater Boston metropolitan area.

     New England has generally lagged behind the rest of the nation in coming out of the recession of the late 1980s and early 1990s. During this time, the market values of many one- to four-family residences declined throughout the region. Loan demand diminished and competition for such loans increased. However, over the past few years, the regional economy in the Bank's primary market area, based on economic indicators such as unemployment rates, residential and commercial real estate values and vacancy rates and household income trends, has stabilized and begun to strengthen. Small business, technology and service firms, higher education and tourism form the backbone of the economy of the greater Boston metropolitan area.

     The Bank faces significant competition both in generating loans and in attracting deposits. The Bank's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from other financial institutions. In addition, the Bank faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. The Bank has also experienced significant competition from credit unions which have a competitive advantage as they do not pay state or federal income taxes. This competitive disadvantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

Personnel

     As of March 31, 1998 the Bank had 69 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At March 31, 1998, gross loans totalled $230.4 million, of which $157.2 million were one- to four-family, residential mortgage loans, or 68.2% of the Bank's total loans. At such date, the remainder of the loan portfolio consisted of: $22.4 million of multi-family residential loans, or 9.7% of total loans; $35.5 million of commercial real estate loans, or 15.4% of total loans; $7.8 million of construction and development loans, including unadvanced loan amounts, or 3.4% of total loans; $4.0 million of equity lines of credit, or 1.7% of total loans; and $3.4 million of other consumer loans, or 1.5% of total loans. At that same date, 73.4% of the Bank's residential mortgage loans and construction and development loans had adjustable interest rates.

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB") and legislative tax policies.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.



                                                                  At March 31,
                               -----------------------------------------------------------------------------------
                                        1998                          1997                          1996
                                        ----                          ----                          ----
                                                Percent                       Percent                    Percent
                               Amount          of Total      Amount          of Total       Amount       of Total
                               ------          --------      ------          --------       ------       --------
                                                            (Dollars in Thousands)
Mortgage loans:
  Residential:
    One- to four-family ..    $157,240          68.23%     $162,837          77.34%       $149,941        78.74%
    Multi-family .........      22,411           9.73        14,624           6.95          13,294         6.98
  Commercial real estate        35,468          15.39        25,260          12.00          19,129        10.05
  Construction and
    development(1) .......       7,821           3.39         2,831           1.34           5,359         2.81
                               -------         ------       -------         ------         -------       ------
      Total mortgage loans     222,940          96.74       205,552          97.63         187,723        98.58
                               -------         ------       -------         ------         -------       ------
Commercial ................         43            .02            31           0.02              --           --
                               -------         ------       -------         ------         -------       ------
Consumer loans:
  Equity lines ...........       4,028           1.75         2,359           1.12             268         0.14
  Other consumer loans ...       3,434           1.49         2,594           1.23           2,434         1.28
                               -------         ------       -------         ------         -------       ------
      Total consumer loans       7,462           3.24         4,953           2.35           2,702         1.42
                               -------         ------       -------         ------         -------       ------
Total loans ..............     230,445         100.00%      210,536         100.00%        190,425       100.00%
                                               ======                       ======                       ======

Allowance for loan losses       (2,513)                      (1,687)                        (1,774)
Undisbursed proceeds of
    construction and
    development loans in
    process ..............      (2,534)                      (1,349)                        (1,622)
Deferred loan origination
  fees, net ..............        (470)                        (437)                          (495)
                               -------                      -------                        -------
      Loans, net .........     224,928                      207,063                        186,534
Mortgage loans held-for-
  sale ...................         822                           --                             47
                               -------                      -------                        -------
Loans, net and mortgage
  loans held-for-sale ....    $225,750                     $207,063                       $186,581
                              ========                     ========                       ========



                                                        At March 31,
                                     ----------------------------------------------------
                                              1995                         1994
                                              ----                         ----
                                                    Percent                       Percent
                                     Amount        of Total      Amount          of Total
                                     ------        --------      ------          --------
                                                    (Dollars in Thousands)
Mortgage loans:
  Residential:
     One- to four-family ..         $152,025        80.93%      $148,613           80.21%
    Multi-family .........            12,505         6.65         10,519            5.68
  Commercial real estate              17,820         9.49         21,120           11.40
  Construction and
    development(1) .......             3,393         1.81          3,078            1.66
                                     -------       ------       --------          ------
      Total mortgage loans           185,743        98.88        183,330           98.95
                                     -------       ------       --------          ------
 Commercial ...............               --           --             --              --
                                     -------       ------       --------          ------
Consumer loans:
  Equity lines ...........                --           --             --              --
  Other consumer loans ...             2,110         1.12          1,951            1.05
                                     -------       ------       --------          ------
      Total consumer loans             2,110         1.12          1,951            1.05
                                     -------       ------       --------          ------
Total loans ..............           187,853       100.00%       185,281          100.00%
                                                   ======                         ======

Allowance for loan losses             (1,825)                     (2,480)
Undisbursed proceeds of
    construction and
    development loans in
    process ..............              (909)                       (903)
Deferred loan origination
  fees, net ..............              (588)                       (573)
                                    --------                    ---------
      Loans, net .........           184,531                     181,325
Mortgage loans held-for-
  sale ...................                --                          --
                                    --------                    --------
Loans, net and mortgage
 loans held-for-sale .....          $184,531                    $181,325
                                    ========                    ========

----------
(1)  Includes committed but unadvanced loan amounts.

     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at March 31, 1998. The table does not include the effect of future principal prepayments.


                                                                                 At March 31, 1998
                                                           --------------------------------------------------------------------
                                                           One- to                                               Construction
                                                            Four-             Multi-         Commercial               and
                                                           Family(1)          Family         Real Estate         Development(2)
                                                           ---------          ------         -----------         --------------
                                                                                   (In Thousands)
Amounts due:
  One year or less..................................        $  1,160          $   791           $   327               $6,352
                                                            --------          -------           -------               ------
  After one year:
   More than one year to three years................             819            1,843             2,945                  413
   More than three years to five years..............           1,545              473               772                   12
   More than five years to ten years................           8,363            1,519             3,951                   --
   More than ten years to twenty years..............          47,951            8,056            16,963                   44
   More than twenty years...........................         101,430            9,729            10,510                1,000
                                                            --------          -------           -------               ------
      Total due after one year......................         160,108           21,620            35,141                1,469
                                                            --------          -------           -------               ------

      Total amount due..............................        $161,268          $22,411           $35,468               $7,821
                                                            ========          =======           =======               ======

                                                                          At March 31, 1998
                                                               ---------------------------------------
                                                                                                  Total
                                                               Commercial      Consumer           Loans
                                                               ----------      --------           -----
                                                                           (In Thousands)
  Amounts due:
  One year or less..................................              $ --          $1,625          $ 10,255
                                                                  ----          ------          --------
  After one year:
   More than one year to three years................                43             302             6,365
   More than three years to five years..............                --             353             3,155
   More than five years to ten years................                --             363            14,196
   More than ten years to twenty years..............                --             626            73,640
   More than twenty years...........................                --             165           122,834
                                                                  ----          ------          --------
      Total due after one year......................                43           1,809           220,190
                                                                  ----          ------          --------

      Total amount due..............................              $ 43          $3,434           230,445
                                                                  ====          ======
Less:
  Allowance for loan losses............................................................           (2,513)
  Undisbursed proceeds of construction and development loans in process................           (2,534)
  Deferred loan origination fees, net..................................................             (470)
                                                                                                --------
Loans, net.............................................................................         $224,928
                                                                                                ========

(1)  Includes equity lines.

(2) Includes construction and development loans which will convert to one- to four-family mortgage loans upon the completion of the construction.


     The following table sets forth at March 31, 1998, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 1999 and whether such loans have fixed interest rates or adjustable interest rates.


                                                  Due After March 31, 1999
                                             ---------------------------------
                                             Fixed       Adjustable      Total
                                             -----       ----------      -----
                                                       (In Thousands)
Mortgage loans:
  One- to four-family ................      $ 35,533      $120,547      $156,080
  Multi-family .......................         3,406        18,214        21,620
  Commercial real estate .............         5,206        29,935        35,141
  Construction and development .......           413         1,056         1,469
                                            --------      --------      --------
    Total mortgage loans .............        44,558       169,752       214,310
                                            --------      --------      --------
Commercial loans .....................            --            43            43
                                            --------      --------      --------
Consumer loans:
  Equity lines .......................            --         4,028         4,028
  Other consumer loans ...............           475         1,334         1,809
                                            --------      --------      --------
    Total consumer loans .............           475         5,362         5,837
                                            --------      --------      --------
Total loans ..........................      $ 45,033      $175,157      $220,190
                                            ========      ========      ========


     Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its five branch offices and one administrative office and through a network of loan correspondents, wholesale loan brokers and other financial institutions approved by the Bank. All loans originated by the Bank, either through internal sources or through loan correspondents are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, all adjustable-rate mortgage loans originated by the Bank are originated for investment. While the Bank has in the past, from time-to-time, retained fixed-rate one- to four-family loans, it is currently the general policy of the Bank to sell substantially all one- to four-family fixed-rate mortgage loans with periods to repricing of greater than 15 years. The one- to four-family mortgage loan products currently originated for sale by the Bank include a variety of loans which conform to the underwriting standards specified by the FHLMC ("conforming loans") and, to a lesser extent, loans which do not conform to FHLMC standards due to loan amounts ("jumbo loans"). While the Bank generally does not originate mortgage loans insured by the FHA and VA, the Bank has, from time-to-time, purchased such loans for its own portfolio. All one- to four-family mortgage loans sold by the Bank are sold pursuant to master commitments negotiated with FHLMC and other investors to purchase loans meeting such investors' defined criteria. Although the Bank has entered into such master commitment contracts, such contracts generally do not require the purchasers to buy or the Bank to deliver a specific amount of mortgage loans. All conforming loans currently sold by the Bank are sold to FHLMC and all non-conforming loans which are sold are generally sold to private investors. Sales of loans are made without recourse to the Bank in the event of default by the borrower. The Bank generally retains the servicing rights on the mortgage loans sold to FHLMC.

     At March 31, 1998, the Bank was servicing in its portfolio $228.0 million of loans, net, and $15.6 million of loans for others, primarily consisting of conforming fixed-rate mortgage loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Substantially all of the loans currently being serviced for others are loans which have been sold by the Bank. The gross servicing fee income from loans sold is generally 24 to 48 basis points of the total balance of the loan serviced.

     During the fiscal years ended March 31, 1998, 1997 and 1996, the Bank originated $40.3 million, $38.1 million and $21.4 million of fixed-rate and adjustable-rate one- to four-family loans, respectively, of which $38.0 million, $37.5 million and $20.7 million, respectively, were retained by the Bank. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On April 1, 1996, the Bank implemented SFAS No. 122 pursuant to which the value of servicing rights may be recognized as an asset of the Bank. In the fiscal year ended March 31, 1998 the fair value of servicing rights under SFAS No. 122 and SFAS No. 125 was not material and was not recognized in the consolidated financial statements for that period. The Bank has, in the past, from time-to-time, purchased loans, primarily one- to four-family mortgage loans or participations in loans, primarily multi-family and commercial real estate loans and, at March 31, 1998, had $15.8 million of purchased loans and $10.8 million in loan participation interests. Loans purchased from correspondent financial institutions are underwritten pursuant to the Bank's policies and generally closed in the name of the correspondent financial institution and then purchased by the Bank.

     The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                    For the Year Ended March 31,
                                                 ----------------------------------
                                                    1998       1997         1996
                                                 ---------   ---------   ---------
                                                           (In Thousands)
Beginning balance, loans, net(1) ..............  $ 207,063   $ 186,581   $ 184,531
                                                 ---------   ---------   ---------
  Loans originated:
    Mortgage loans:
      One- to four-family .....................     41,107      38,062      21,411
      Multi-family ............................      5,768       1,129       2,025
      Commercial real estate ..................     16,657       9,262       3,082
      Construction and development ............      5,940       3,750       6,147
                                                 ---------   ---------   ---------
        Total mortgage loans ..................     69,472      52,203      32,665
                                                 ---------   ---------   ---------
    Commercial ................................         --          38          --
                                                 ---------   ---------   ---------
    Consumer:
      Equity lines ............................      4,166       3,737         517
      Other consumer loans ....................      3,277       1,312       1,689
                                                 ---------   ---------   ---------
        Total consumer loans ..................      7,443       5,049       2,206
                                                 ---------   ---------   ---------
          Total loans .........................     76,915      57,290      34,871
                                                 ---------   ---------   ---------
  Total .......................................    283,978     243,871     219,402
Principal repayments and other, net ...........    (56,059)    (35,765)    (32,049)
Loan charge-offs, net .........................        (30)       (204)        (52)
Sale of mortgage loans, principal balance .....     (2,269)       (530)       (673)
Transfer of mortgage loans to REO .............       (230)       (309)         --
                                                 ---------   ---------   ---------
    Loans, net and mortgage loans held-for-sale    225,750     207,063     186,628
Mortgage loans held-for-sale ..................       (822)         --         (47)
                                                 ---------   ---------   ---------

    Ending balance, loans, net ................  $ 224,928   $ 207,063   $ 186,581
                                                 =========   =========   =========

----------
(1)  Includes mortgage loans held-for-sale.

     One-to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities of up to 30 years secured by one- to four-family residences. Most of such loans are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's in-house loan representatives, from existing or past customers, from mortgage brokers and through referrals from members of the Bank's local communities. At March 31, 1998, the Bank's one- to four-family mortgage loans totalled $157.2 million, or 68.2%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 23.1% were fixed-rate mortgage loans and 76.9% were ARM loans.

     The Bank currently offers fixed-rate mortgage loans with terms from ten to 30 years. The Bank sells substantially all of the fixed-rate residential loans with periods to repricing of greater than 15 years that it originates and retains the servicing on all loans sold to FHLMC. The Bank generally retains for its portfolio all adjustable-rate one- to four-family loans. From time-to-time, the Bank will purchase one- to four-family mortgage loans. Such purchased loans may be secured by real estate located outside the Bank's primary market area and outside of Massachusetts. Such loans are generally purchased with servicing retained by the seller.

     The Bank currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one, three or five years from the outset of the loan and which adjust annually after a three or five year initial fixed period. The interest rates for the Bank's ARM loans are indexed to either the one, three or five year Constant Maturity Treasury ("CMT") Index. The Bank originates ARM loans with initially discounted rates, often known as "teaser rates." The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

     The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

     All one- to four-family mortgage loans are underwritten according to the Bank's policies and guidelines. Generally, the Bank originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance ("PMI") is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

     In an effort to provide financing for first-time home buyers, the Bank offers its own first-time home buyer loan program. This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Pursuant to this program, borrowers receive reduced loan origination fees and closing costs. Such loans must be secured by an owner-occupied residence. These loans are originated using the same underwriting guidelines as are the Bank's other one- to four-family mortgage loans. Such loans are originated in amounts up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is normally required for loans with loan-to-value ("LTV") ratios of over 80%.

     Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by 5 or more unit apartment buildings and properties used for business purposes such as office buildings, industrial facilities or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at March 31, 1998 was $6.3 million. The Bank's multi-family and commercial real estate loans may be made with terms up to 30 years and are offered with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. In addition, environmental impact surveys are generally required for most multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at March 31, 1998 was $22.4 million, or 9.7%, of total loans and the Bank's commercial real estate loan portfolio at such date was $35.5 million, or 15.4%, of total loans. The largest multi-family or commercial real estate loan in the Bank's portfolio at March 31, 1998 was a $2,750,000 real estate loan secured by a golf and country club located in Watertown, Massachusetts.

     The Bank also purchases participation interests in multi-family and commercial real estate loans. Most of these loans are secured by real estate located in the Bank's primary market area. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. At March 31, 1998, the Bank had $4.8 million in multi-family and commercial real estate loan participation interests, or 2.1% of total loans.

     Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

     Construction and Development Lending. The Bank originates short-term balloon fixed-rate construction loans for the development of residential and commercial property. Construction and development loans are offered primarily to experienced local developers operating in the Bank's market area. The Bank currently does not originate loans secured by raw land. The majority of the Bank's construction and development loans are originated to finance the construction by developers of one- to four-family residential real estate and, to a lesser extent, multi-family and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to 12 months and may be made in amounts up to 80% of the appraised value of the property on multi-family and commercial real estate construction and 85% on one- to four-family residential construction. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending officers warrant. At March 31, 1998, the Bank's largest construction and development loan was a performing loan with a $1.0 million outstanding principal balance secured by a single-family residence located in Wellesley, Massachusetts. At March 31, 1998, construction and development loans totalled $7.8 million (including unadvanced loan amounts), or 3.4%, of the Bank's total loans. At March 31, 1998, $2.3 million, or 29.5%, of construction and development loans had permanent financing commitments by the Bank or third-parties or were secured by properties which were pre-sold pending completion of the projects.

     The Bank also originates construction and development loans to individual borrowers for the construction of single-family owner-occupied residential properties with permanent financing commitments by the Bank. The Bank's underwriting standards and procedures for such loans are similar to those applicable for one- to four-family residential mortgage lending. Proceeds for such loans are disbursed as phases of the construction are completed. All such loans are originated as one- to four-family interest-only adjustable-rate mortgage loans. Upon completion of the construction, such loans convert to principal and interest over the remaining term. At March 31, 1998, such loans totalled $1.0 million, or 12.8%, of all of the $7.8 million of construction and development loans.

     Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a property, when completed, having a value which is insufficient to assure full repayment.

     Consumer and Other Lending. Total consumer loans at March 31, 1998 amounted to $7.5 million, or 3.2%, of the Bank's total loans and consisted primarily of equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

     The Bank has recently begun to offer equity lines of credit. Substantially all of these loans are secured by second mortgages on residential real estate located in the Bank's primary market area. At March 31, 1998, these loans totalled $4.0 million, or 1.7%, of the Bank's total loans. Equity lines of credit generally have fixed-rates of interest for the initial six months of the loan and adjustable-rates of interest thereafter which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Equity lines of credit generally have an 18% lifetime cap on interest rates and may never adjust to be less than the initial interest rate. Generally, the combined LTV ratio on equity lines of credit is 80% where the Bank possesses the first mortgage lien interest and 75% when another lender possesses the first mortgage lien interest. However, exceptions may be made for previous customers of the Bank. The underwriting standards employed by the Bank for equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

     The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans may be secured by deposit accounts or other forms of collateral. At March 31, 1998, personal loans (both secured and unsecured) totalled $2.9 million, or 1.3%, of the Bank's total loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At March 31, 1998, the Bank had six consumer loans 90 days or more delinquent, whose balances totalled $28,000.

     At March 31, 1998, the Bank had one outstanding commercial loan which was unsecured and had an outstanding principal balance of $43,000.

     Loan Approval Procedures and Authority. The Board of Directors of the Bank establishes the lending policies of the Bank. Such policies provide that only the Bank's President and Executive Vice President may approve loans. Any loans approved by the President or Executive Vice President are submitted to the full Board of Directors or the Bank's Executive Committee for ratification on a monthly basis.

Delinquent Loans, Classified Assets and Real Estate Owned

     Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more and all REO. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank usually attempts to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

     Federal regulations and the Bank's Asset Classification Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The Bank's Classification of Assets Committee reviews and classifies the Bank's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At March 31, 1998, the Bank had $2.1 million, or 0.7%, of total assets, designated as Substandard consisting of nine one- to four-family mortgage loans, one consumer installment loan and one land loan. At such date, no loans were designated as Doubtful (in accordance with OTS regulations). Included in total classified assets at March 31, 1998, were $800,000 of assets classified as Substandard, which represent the outstanding balance of second mortgage loans purchased by Union Federal and secured by properties located outside the Bank's primary market area, predominately in California and other southwestern states. During early 1997, such second mortgage loans experienced increased delinquencies which caused the Bank to adversely classify the entire pool of such loans and increase its provision for loan losses. To the extent delinquencies continue to increase in such portfolio of loans, the Bank may establish additional reserves against such loans through provisions for loan losses or charge off portions of such loans which would adversely affect the Company's net income. As of March 31, 1998, the Bank had a total of eight one- to four-family loans, one multi-family, two commercial real estate and one consumer installment loan, totaling $2.2 million, designated as Special Mention. At March 31, 1998, the largest loan designated as Special Mention had a carrying balance of $528,000 and was secured by commercial real estate. At March 31, 1998, all of the Bank's classified and special mention assets totalled $3.3 million, representing 1.4% of loans.

     The following table sets forth the delinquencies in the Bank's loan portfolio as of the dates indicated.


                                                     At March 31, 1998                                At March 31, 1997
                                       ---------------------------------------------  ----------------------------------------------
                                            30-89 Days             90 Days or More         30-89 Days             90 Days or More
                                       --------------------    --------------------   --------------------    ----------------------
                                                  Principal               Principal               Principal               Principal
                                       Number      Balance      Number    Balance      Number      Balance     Number      Balance
                                       of Loans   of Loans      of Loans  of Loans     of Loans   of Loans     of Loans    of Loans
                                       --------  ----------    ---------- ---------   ---------  ----------   ----------  ----------
                                                                      (Dollars in Thousands)
Mortgage loans:
  One- to four-family ...............        8     $  616             8     $1,258         14       $1,622           12    $1,499
  Multi-family ......................        1        699             1        254         --           --           --        --
  Commercial real estate ............       --         --             2        739          1          530           --        --
                                        ------     ------        ------     ------     ------       ------       ------    ------
    Total mortgage loans ............        9      1,315            11      2,251         15        2,152           12     1,499
                                        ------     ------        ------     ------     ------       ------       ------    ------
Consumer loans:
  Equity lines ......................        1         45            --         --         --           --            1        40
  Other consumer loans ..............        5         37             6         28          3           13            2         7
                                        ------     ------        ------     ------     ------       ------       ------    ------
    Total consumer loans ............        6         82             6         28          3           13            3        47
                                        ------     ------        ------     ------     ------       ------       ------    ------
Total loans .........................       15     $1,397            17     $2,279         18       $2,165           15    $1,546
                                        ======     ======        ======     ======     ======       ======       ======    ======
Delinquent loans to loans, net ......                0.62%                    1.01%                   1.04%                  0.75%
                                                   ======                   ======                  ======                 ======


                                                 At March 31, 1996
                                       --------------------------------------
                                          30-89 Days          90 Days or More
                                          ----------          ---------------
                                                 Principal            Principal
                                        Number   Balance    Number    Balance
                                       of Loans  of Loans   of Loans  of Loans
                                       --------  ---------  --------  ----------
                                                (Dollars in Thousands)
Mortgage loans:
  One- to four-family ..............      16     $1,521         15    $1,128
  Multi-family .....................      --         --         --        --
  Commercial real estate ...........       1        198         --        --
                                      ------     ------     ------    ------
    Total mortgage loans
                                          17      1,719        15      1,128
                                      ------     ------     ------    ------
Consumer loans:
  Other consumer loans .............       1         35          3        22
                                      ------     ------     ------    ------
    Total consumer loans ...........       1         35          3        22
                                      ------     ------     ------    ------
Total loans ........................      18     $1,754         18    $1,150
                                      ======     ======     ======    ======
Delinquent loans to loans, net .....               0.94%                0.62%
                                                 ======               ======

     Non-Performing Assets and Impaired Loans. The following table sets forth information regarding non-accrual loans and REO. At March 31, 1998, the Bank had no REO in its portfolio. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. For the fiscal years ended March 31, 1998, 1997 and 1996, the amount of interest income that was recorded on non-accrual loans was $130,000, $78,000 and $23,000, respectively. For the fiscal years ended March 31, 1998, 1997 and 1996, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $144,000, $79,000 and $56,000, respectively. On April 1, 1995, the Bank adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No. 118. There were no loans that met the definition of an impaired loan per SFAS No. 114 at or during the fiscal years ended March 31, 1998, 1997 and 1996.

                                                                                            At March 31,
                                                                  -----------------------------------------------------------------
                                                                  1998           1997           1996           1995           1994
                                                                  ----           ----           ----           ----           ----
                                                                                          (Dollars in Thousands)
Non-accrual loans:
   Mortgage loans:
    One- to four-family .................................        $1,258         $1,499         $1,128         $  996         $2,056
    Multi-family ........................................           254             --             --             --             --
    Commercial real estate ..............................           739             --             --             --            360
    Construction and development ........................            --             --             --            158            632
                                                                 ------         ------         ------         ------         ------
      Total mortgage loans ..............................         2,251          1,499          1,128          1,154          3,048
                                                                 ------         ------         ------         ------         ------
  Consumer loans:
    Equity lines ........................................            --             40             --             --             --
    Other consumer loans ................................            28              7             22             18              7
                                                                 ------         ------         ------         ------         ------
      Total consumer loans ..............................            28             47             22             18              7
                                                                 ------         ------         ------         ------         ------
      Total nonaccrual loans ............................         2,279          1,546          1,150          1,172          3,055
Real estate owned, net ..................................            --             73             65             70            512
                                                                 ------         ------         ------         ------         ------
      Total non-performing assets(2) ....................        $2,279         $1,619         $1,215         $1,242         $3,567
                                                                 ======         ======         ======         ======         ======
Allowance for loan losses as a percent ..................          1.10%          0.81%          0.94%          0.98%          1.35%
  of loans(1)
Allowance for loans losses as a percent
 of non-performing loans(2) .............................        110.27         109.12         154.26         155.72          81.18
Non-performing loans as a percent of
  loans(1)(2) ...........................................          1.00           0.74           0.61           0.63           1.66
Non-performing assets as a percent of
  total assets(3) .......................................          0.77           0.69           0.55           0.61           1.76

----------
(1)  Loans are presented before allowance for loan losses.

(2)  Non-performing  loans  consist  of all  loans 90 days or more  past due and
     other  loans  which  have  been   identified  by  the  Bank  as  presenting
     uncertainty with respect to the collectibility of interest or principal.

(3)  Non-performing assets consist of non-performing loans and REO.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The economy in the Bank's primary market area suffered significantly in the late 1980s and early 1990s. These adverse economic conditions negatively affected the Bank's loan loss and delinquency activities and led to a deterioration of the collateral values of the Bank's loans during those years. In more recent years, the economy and real estate market in and around the greater Boston metropolitan area has stabilized and begun to improve which has had a positive impact on the Bank's loan loss and delinquency activities and the value of properties securing the Bank's loans. As of March 31, 1998, the Bank's allowance for loan losses was 1.10% of total loans as compared to 0.81% as of March 31, 1997. The Bank had non-accrual loans of $2.3 million and $1.5 million at March 31, 1998 and March 31, 1997, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated.

                                                                                           For the Year Ended March 31,
                                                                             -------------------------------------------------------
                                                                              1998        1997        1996        1995         1994
                                                                             ------      ------      ------      ------       ------
                                                                                              (Dollars in Thousands)

Balance at beginning of period .........................................     $1,687      $1,774      $1,825      $2,480      $1,792
                                                                             ------      ------      ------      ------      ------
Provision for loan losses ..............................................        856         117           1           6         862
                                                                             ------      ------      ------      ------      ------
Charge-offs:
  Mortgage loans:
    One- to four-family ................................................         49         225          94         241         219
    Commercial real estate .............................................         --          --          --         296         242
    Construction and development .......................................         --          --          --         145          --
  Consumer loans .......................................................         --          --          55           9          --
                                                                             ------      ------      ------      ------      ------
      Total charge-offs ................................................         49         225         149         691         461
                                                                             ------      ------      ------      ------      ------
Recoveries .............................................................         19          21          97          30         287
                                                                             ------      ------      ------      ------      ------
Balance at end of period ...............................................     $2,513      $1,687      $1,774      $1,825      $2,480
                                                                             ======      ======      ======      ======      ======
Ratio of net charge-offs during the period to average loans
  outstanding during the period ........................................       0.01%       0.10%       0.03%       0.36%       0.10%
                                                                             ======      ======      ======      ======      ======
Allowance for loan losses as a percent of loans(1) .....................       1.10%       0.81%       0.94%       0.98%       1.35%
                                                                             ======      ======      ======      ======      ======
Allowance for loans losses as a percent of
 non-performing loans(2) ...............................................     110.27%     109.12%     154.26%     155.72%      81.18%
                                                                             ======      ======      ======      ======       =====

----------
(1)  Loans are presented before deducting the allowance for loan losses.

(2)  Non-performing  loans  consist  of all  loans 90 days or more  past due and
     other  loans  which  have  been   identified  by  the  Bank  as  presenting
     uncertainty with respect to the collectibility of interest or principal.

     The following table sets forth the Bank's percentage of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                              At March 31,
                                        --------------------------------------------------------------------------------------------
                                                  1998                           1997                           1996
                                        --------------------------    --------------------------    ------------------------------
                                                           Percent                        Percent                          Percent
                                                           of Loans                       of Loans                         of Loans
                                               Percent of  in Each           Percent of   in Each             Percent of   in Each
                                               Allowance   Category          Allowance    Category            Allowance    Category
                                                to Total   to Total          to Total     to Total            to Total     to Total
                                       Amount  Allowance   Loans     Amount  Allowance    Loans     Amount    Allowance    Loans
                                       ------  ---------   -----     ------  ---------    -----     ------    ---------    -----
                                                                          (Dollars in Thousands)
Mortgage loans:
     Residential ...................   $1,131    45.01%    81.35%    $  793    47.00%      85.63%    $  781      44.03%     88.53%
     Commercial real estate ........      955    38.00     15.39        523    31.00       12.00        514      28.97      10.05
                                       ------   ------    ------     ------   ------      ------     ------     ------     ------
         Total .....................    2,086    83.01     96.74      1,316    78.00       97.63      1,295      73.00      98.58
Commercial loans ...................       --       --      0.02         --       --        0.02         --         --         --
Consumer loans .....................       50     1.99      3.24         34     2.02        2.35         18       1.01       1.42
Unallocated ........................      377    15.00        --        337    19.98          --        461      25.99         --
                                       ------   ------    ------     ------   ------      ------     ------     ------     ------


Total allowance for loan losses ....   $2,513   100.00%   100.00%    $1,687   100.00%     100.00%    $1,774     100.00%    100.00%
                                       ======   ======    ======     ======   ======      ======     ======     ======     ======



                                                                                 At March 31,
                                            ---------------------------------------------------------------------------------------
                                                             1995                                         1994
                                            ----------------------------------------   --------------------------------------------
                                                                           Percent                                        Percent
                                                                           of Loans                                      of Loans
                                                            Percent of     in Each                      Percent of        in Each
                                                            Allowance      Category                     Allowance        Category
                                                             to Total      to Total                      to Total        to Total
                                               Amount       Allowance       Loans         Amount        Allowance          Loans
                                            ------------  -------------   ----------   ------------    -----------      -----------
                                                                               (Dollars in Thousands)
Mortgage loans:
     Residential .........................     $1,022         56.00%         89.39%        $  992         40.00%            87.55%
     Commercial real estate ..............        420         23.01           9.49          1,017         41.01             11.40
                                               ------        ------         ------         ------        ------             ------
         Total ...........................      1,442         79.01          98.88          2,009         81.01             98.95
Commercial loans .........................         --            --             --             --            --                --
Consumer loans ...........................         18          0.99           1.12             25          1.01              1.05
Unallocated ..............................        365         20.00             --            446         17.98                --
                                               ------        ------         ------         ------        ------            ------

Total allowance for loan losses ..........     $1,825        100.00%        100.00%        $2,480        100.00%           100.00%
                                               ======        ======         ======         ======        ======            ======


     Real Estate Owned. At March 31, 1998 and March 31, 1997, the Bank had $0 and $73,000 of REO, respectively. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

Securities Investment Activities

     Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

     The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity and a high quality investment portfolio. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funds not utilized for investment in loans. Generally, the Bank's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Bank has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. Government sponsored agency issued mortgage-backed securities. The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale or held for trading. As of March 31, 1998, the Bank's securities portfolio consisted of investment securities, marketable equity securities and mortgage-backed and mortgage-related securities. The held-to-maturity portfolio totalled $4.3 million, or 1.5% of total assets, and the available-for-sale securities portfolio totalled $6.5 million, or 2.2% of total assets.

     As of March 31, 1998, $7.4 million, or 2.5% of total assets, of the Bank's securities portfolio consisted of investment securities, primarily debt securities issued by the U. S. Government or government sponsored agencies (such as the FHLB) and marketable equity securities, primarily consisting of mutual fund securities and common stock issued by government-sponsored agencies. The Bank generally invests in U.S. Treasury and agency obligations with maturities of 24 to 60 months. The weighted average maturities of the Bank's investment securities portfolio, excluding any equity securities, was 33 months as of March 31, 1998.

     At March 31, 1998, the Bank had $2.3 million of mortgage-backed and mortgage-related securities, or 0.8% of total assets, substantially all of which were backed by fixed-rate mortgages and which consisted of mortgage-backed securities and collateralized mortgage obligations ("CMOs") insured or issued by Ginnie Mae ("GNMA"), Freddie Mac ("FHLMC"), Fannie Mae ("FNMA") or private issuers, such as Countrywide Mortgage Corp., GE Capital Mortgage Services, Inc. and Independent Mortgage Corp. The Bank generally invests in mortgage-backed or mortgage-related securities with estimated maturities of 18 to 36 months. At March 31, 1998, the weighted average estimated maturity of its mortgage-backed and mortgage-related securities portfolio was 23 months. Investments in mortgage-backed and mortgage-related securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. While investments in privately issued mortgage-backed securities generally bear yields higher than mortgage-backed securities insured by government sponsored agencies, they involve a greater degree of risk than those issued by government sponsored agencies as such securities are not insured or guaranteed by such government sponsored agencies. CMOs are a type of debt security issued by a special purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest, with each class, or "tranche," possessing different risk characteristics. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. CMO tranches purchased by the Bank attempt to moderate reinvestment risk associated with mortgage-backed securities resulting from unexpected prepayment activities. All of the Bank's investment in mortgage-backed and mortgage-related securities at March 31, 1998 were categorized as held-to-maturity.

     The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.


                                                                                        At March 31,
                                                      ------------------------------------------------------------------------------
                                                                1998                       1997                        1996
                                                      ---------------------       ----------------------     -----------------------

                                                      Amortized       Fair        Amortized       Fair       Amortized        Fair
                                                        Cost          Value          Cost         Value         Cost          Value
                                                        ----          -----          ----         -----         ----          -----
                                                                                      (In Thousands)
Held-to-maturity:
  Investment securities ........................       $ 2,001       $ 1,999       $10,303       $10,129       $12,304       $12,152
  Mortgage-backed and mortgage-
     related securities ........................         2,271         2,275         3,250         3,177         3,877         3,866
                                                       -------       -------       -------       -------       -------       -------
    Total held-to-maturity .....................         4,272         4,274        13,553        13,306        16,181        16,018
Available-for-sale(1) ..........................         5,391         6,523         2,250         2,903         2,639         3,286
                                                       -------       -------       -------       -------       -------       -------
    Total securities ...........................       $ 9,663       $10,797       $15,803       $16,209       $18,820       $19,304
                                                       =======       =======       =======       =======       =======       =======

----------
(1)  Consists of marketable equity securities.


     The following table sets forth certain information regarding the amortized cost and fair values of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as held-to-maturity at the dates indicated.


                                                                                At March 31,
                                         -----------------------------------------------------------------------------------------
                                                      1998                         1997                          1996
                                         ----------------------------   ---------------------------   ----------------------------
                                                    Percent                         Percent                      Percent
                                         Amortized    of       Fair     Amortized     of      Fair    Amortized    of        Fair
                                            Cost    Total(1)   Value      Cost      Total(1)  Value     Cost     Total(1)    Value
                                            ----    --------   -----      ----      --------  -----     ----     --------    -----
                                                                           (Dollars in Thousands)
Mortgage-backed and
  mortgage-related
  securities:
  Fixed rate:
    GNMA ..............................    $  383    16.86%    $  383    $  529     16.28%   $ 529    $  717     18.49%     $  732
    FHLMC .............................       183     8.06        185       239      7.35      239       303      7.82         315
    CMOs ..............................     1,705    75.08      1,707     2,419     74.43    2,345     2,793     72.04       2,756
                                           ------   ------     ------    ------    ------   ------    ------    ------      ------
      Total fixed rate ................     2,271   100.00      2,275     3,187     98.06    3,113     3,813     98.35       3,803
  Adjustable rate:
    FNMA ..............................        --      --          --        63      1.94       64        64      1.65          63
                                           ------   ------     ------    ------    ------   ------    ------    ------      ------
Total mortgage-backed
  and mortgage-related
  securities ..........................    $2,271   100.00%    $2,275    $3,250    100.00%  $3,177    $3,877    100.00%     $3,866
                                           ======   ======     ======    ======    ======   ======    ======    ======      ======

----------
(1)  Based on amortized cost.

     The   following   table   sets  forth  the   Bank's   mortgage-backed   and
mortgage-related securities activities for the periods indicated.


                                          For the Year Ended March 31,
                                          ----------------------------
                                         1998        1997        1996
                                         ----        ----        ----
                                                 (In Thousands)

         Beginning balance ...........   $ 3,250    $ 3,877    $ 1,703
           Principal repayments ......      (973)      (631)      (355)
           Purchases .................        --         --      2,522
           Accretion of discount and
            amortization of (premium).        (6)         4          7
                                         -------    -------    -------
         Ending balance ..............   $ 2,271    $ 3,250    $ 3,877
                                         =======    =======    =======


     The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of the Bank's debt securities, all of which were classified as held-to-maturity as of March 31, 1998.

                                                                          At March 31, 1998
                                        --------------------------------------------------------------------------------------------
                                                             More than          More than
                                                              One Year          Five Years        More than Ten
                                        One Year or Less    to Five Years      to Ten Years          Years              Total
                                        ----------------  ----------------   ----------------   -----------------  -----------------
                                                 Weighted          Weighted           Weighted           Weighted           Weighted
                                        Carrying  Average Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average
                                         Amount    Yield   Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
                                         ------    -----   ------    -----    ------    -----    ------    -----    ------    -----
                                                                           (Dollars in Thousands)
Debt securities:
  Investment securities(1) ...........   $2,001    5.12%   $   --     --%     $   --     --%     $   --     --%     $2,001    5.12%
  Mortgage-backed and
     mortgage-related securities:
    Fixed-rate:
      GNMA ...........................       --      --        --      --        383    8.00         --      --        383    8.00
      FHLMC ..........................       --      --        48    9.50         67    8.00         68    8.50        183    8.57
      CMOs ...........................       --      --        --      --         --      --      1,705    6.93      1,705    6.93
                                         ------            ------             ------             ------             ------
Total debt securities ................   $2,001    5.12%   $   48    9.50%    $  450    8.00%    $1,773    6.99%    $4,272    6.25%
                                         ======    ====    ======    ====     ======    ====     ======    ====     ======    ====

----------
(1)  Consists of U.S. Treasury and government agency obligations.


Sources of Funds

     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the year ended March 31, 1998, the average balance of core deposits represented 46.5% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas surrounding its branch offices. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its market area. While the Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Bank may solicit, from time-to-time, such deposits depending upon market conditions. The Bank offers negotiated rates on some of its certificate accounts. At March 31, 1998, $109.7 million, or 52.8%, of total deposits were certificate accounts with a weighted average remaining maturity of 10 months. The Bank has experienced an increase in certificate accounts since 1996, from an average balance of $92.9 million, or 53.6%, of average deposits, for 1996 to $107.8 million, or 53.4%, of average deposits, for the year ended March 31, 1998. Such increase in certificate accounts is due to offering new competitively priced certificate account products which, in part, resulted in an increase in the average cost of certificates of deposit from 5.62% for fiscal 1997 to 5.65% for the year ended March 31, 1998. For the year ended March 31, 1998, certificate accounts in excess of $100,000 increased $1.7 million, or 12.9%, from $13.2 million to $14.9 million. Further increases in certificate accounts, which tend to be more sensitive to movements in market interest rates than core deposits, may result in the Bank's deposit base being less stable than if it had a larger amount of core deposits which, in turn, may result in further increases in the Bank's cost of deposits and may adversely affect net interest income in future periods.

     The following table presents the deposit activity of the Bank for the periods indicated:


                                                      For the Year Ended
                                                            March 31,
                                                 -------------------------------
                                                  1998        1997        1996
                                                 -------     -------     -------
                                                         (In Thousands)

Net deposits ...............................     $ 1,727     $   854     $ 1,660
Interest credited on deposit accounts ......       8,994       8,272       7,936
                                                 -------     -------     -------
Total increase in deposit accounts .........     $10,721     $ 9,126     $ 9,596
                                                 =======     =======     =======


     At March 31, 1998, the Bank had $14.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                      Weighted
                                                                       Average
Maturity Period                                        Amount           Rate
---------------                                        ------         --------
                                                       (Dollars in Thousands)

3 months or less .............................        $ 6,675           5.59%
Over 3 through 6 months ......................          3,779           5.65
Over 6 through 12 months .....................          2,276           5.75
Over 12 months ...............................          2,146           6.39
                                                      -------
      Total ..................................        $14,876           5.75%
                                                      =======           ====

     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                                       For the Year Ended March 31,
                                      ----------------------------------------------------------------------------------------------
                                                   1998                          1997                             1996
                                      ------------------------------  ------------------------------  ------------------------------
                                                  Percent                       Percent                         Percent
                                                 of Total   Weighted            of Total    Weighted            of Total    Weighted
                                      Average     Average    Average  Average   Average      Average  Average    Average     Average
                                      Balance    Deposits     Rate    Balance   Deposits      Rate    Balance   Deposits      Rate
                                      -------    --------   --------  -------   --------    --------  -------   --------    --------
                                                                        (Dollars in Thousands)
Demand deposits ...................   $    257      0.13%       --%  $    132      0.07%       --%  $    165      0.10%         --%
Money market accounts .............     43,019     21.32      3.91     34,839     18.37      4.12     29,972     17.30        4.28
Regular savings accounts ..........     29,167     14.46      2.83     30,863     16.27      2.14     31,560     18.20        2.14
NOW accounts ......................     21,494     10.65      1.81     20,835     10.99      1.85     18,727     10.81        2.05
                                      --------    ------             --------    ------             --------    ------
    Total .........................     93,937     46.56      3.08     86,669     45.70      2.86     80,424     46.41        2.91
                                      --------    ------             --------    ------             --------    ------
Certificate accounts(1)(2):
  Less than 6 months ..............      4,981      2.47      5.32     24,744     13.05      5.13     24,448     14.11        5.39
  Over 6 through 12 months ........     69,005     34.20      5.54     48,117     25.37      5.54     40,997     23.66        5.88
  Over 12 through
    36 months .....................     21,715     10.76      5.75     25,360     13.36      5.95     23,615     13.63        5.73
  Over 36 months ..................     12,119      6.01      6.52      4,774      2.52      6.85      3,792      2.19        7.05
                                      --------    ------             --------    ------             --------    ------
    Total certificate
      accounts ....................    107,820     53.44      5.65    102,995     54.30      5.62     92,852     53.59        6.02
                                      --------    ------             --------    ------             --------    ------
    Total average deposits ........   $201,757    100.00%     4.46%  $189,664    100.00%     4.36%  $173,276    100.00%       4.58%
                                      ========    ======             ========    ======             ========    ======

----------

(1)  Based on remaining maturity of certificates.

(2)  Includes retirement accounts such as IRA and Keogh accounts.


     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 1998.

                                               Period to Maturity from March 31, 1998
                                    ---------------------------------------------------------------
                                      Less        One      Two        Three      Four        More
                                      than        to        to         to         to         than             At March 31,
                                      One         Two      Three      Four       Five        Five     ------------------------------
                                      Year       Years     Years      Years      Years       Years      1998       1997       1996
                                    --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                         (Dollars in Thousands)
Certificate accounts:
    0 to 4.00% ..................   $    326   $     --   $     --   $     --   $     --   $     --   $    326   $    197   $    790
    4.01% to 5.00% ..............        350         13         --         --         --         --        363      1,912     12,400
    5.01% to 6.00% ..............     84,776      8,142      1,662        265        251         --     95,096     93,782     64,157
    6.01% to 7.00% ..............      3,372      3,763        634      1,466      1,477         25     10,737      6,520     20,883
    7.01% to 8.00% ..............        418      1,080      1,512         --        117         --      3,127      3,611      3,893
    8.01% to 9.00% ..............          1         --         --         --         --         --          1          1          1
                                    --------   --------   --------   --------   --------   --------   --------   --------   --------
        Total ...................   $ 89,243   $ 12,998   $  3,808   $  1,731   $  1,845   $     25   $109,650   $106,023   $102,124
                                    ========   ========   ========   ========   ========   ========   ========   ========   ========

     Borrowings. As part of its operating strategy, the Bank utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. The Bank has recently increased its emphasis on the utilization of FHLB borrowings to fund its asset growth, primarily its origination of adjustable-rate one- to four-family loans. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits and revising its deposit rates to attract retail deposits, which have no stated
maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of
maturities.   The  maximum   amount  that  the  FHLB  will   advance  to  member
institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At March 31, 1998, the Bank had $20.0 million in outstanding advances from the FHLB and $2.2 million in other borrowings as compared to $14.5 million and $1.1 million at March 31, 1997, respectively.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                                 At or For the Year Ended
                                                                                         March 31,
                                                                      -----------------------------------------------
                                                                        1998                1997                1996
                                                                      -------             -------             -------
                                                                                   (Dollars in Thousands)
FHLB advances:
   Average balance outstanding ..................................     $21,102             $16,813             $ 7,786
   Maximum amount outstanding at any month-end
      during the period .........................................      25,000              25,500              11,650
   Balance outstanding at end of period .........................      20,000              14,500              11,650
   Weighted average interest rate during the period .............        5.72%               5.63%               6.25%
   Weighted average interest rate at end of period ..............        5.13%               5.46%               5.36%
Other borrowed funds(1):
   Average balance outstanding ..................................     $ 2,053             $   926             $   743
   Maximum amount outstanding at any month-end
      during the period .........................................       3,144               2,214               1,313
   Balance outstanding at end of period .........................       2,176               1,065               1,048

----------

(1)  Represents noninterest-bearing credit balance on the FHLB-Boston account.

                           REGULATION AND SUPERVISION

General

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1998, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at March 31, 1998.

                                                                                                                  Capital
                                                                                                          --------------------------
                                                 Actual            Required
                                                 Capital            Capital            Excess             Actual           Required
                                                 -------           --------            -------            ------           --------
                                                                                (Dollars in Thousands)
Tangible ...............................         $39,034            $ 4,399            $34,635            13.31%             1.50%
Core (Leverage) ........................         $39,034            $11,732            $27,302            13.31%             4.00%
Risk-based .............................         $40,991            $12,494            $28,497            26.25%             8.00%

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $1.1 million on a pre-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits paid approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. The FDIC reviews the assessment rate semi-annually and currently has maintained the 0 to 27 basis point range. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate for fiscal year 1998 ranged from 6.25 to 6.28 basis points and the premium paid for this period was $125,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the company. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1998, the Bank's limit on loans to one borrower was $6.3 million. At March 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $3.6 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is either must qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1998, the Bank maintained 82.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In January 1998, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At March 31, 1998, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less.
Monetary penalties may be imposed for failure to meet the liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Bank's liquidity ratio for March 31, 1998 was 24.7%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1998 totalled $67,000.

     Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to

20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation;
interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS or Massachusetts Department of Revenue in the past five years. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 34.0%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987 (or a lesser amount since the Bank's loan portfolio decreased since December 31, 1987). As a result of such recapture, the Bank will incur an additional tax liability of approximately $89,000 which is generally expected to be taken into income beginning in 1998 over a six year period.

     Distributions.  Under  the  1996  Act,  if  the  Bank  makes  "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Banks does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7 basis point fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

State and Local Taxation

     Commonwealth of Massachusetts Taxation. On July 27, 1995, the Governor of Massachusetts approved legislation to reduce the tax rate applicable to financial institutions, including savings banks, from 12.54% on their net income to 10.50% on their net income apportioned to Massachusetts. The reduced rate is to be phased-in over a five year period whereby the rate was 11.71% for 1996 and 11.32% for 1997, and will be 10.91% for 1998, 10.50% for 1999 and 10.50% for
2000. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for 95% of dividends received from stock where the Company owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of the Company conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1996. The net worth or tangible property of such grandfathered subsidiaries is taxed at a rate of 0.26%. Such grandfathered subsidiaries may file consolidated tax returns on the net earnings portion of the corporate tax.

     Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. The Company is expected to qualify for this reduced tax rate provided that it is exclusively engaged in activities of a "securities corporation." The Company believes that it will qualify as a securities corporation because a separate subsidiary was formed to make the loan to the Bank's Employee Stock Ownership Plan and related trust and all of the Company's other activities qualify as activities permissible for a securities corporation. If the Company fails to so qualify, however, it will be taxed as a financial institution at a rate of 10.50% beginning in fiscal 1999 rather than at the phased-in rates.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Description of Property.

     The Bank currently conducts its business through its executive, administrative and full service offices. The Company believes that the Bank's current facilities are adequate to meet the present needs of the Bank and the Company.

                                                                                        Net Book Value of
                                                                                          Property or
                                                        Original                            Leasehold
                                        Leased or      Year Leased     Date of Lease     Improvements at
Location                                 Owned         or Acquired       Expiration      March 31, 1998
--------                                 -----         -----------       ----------      --------------
                                                                                         (In Thousands)
Executive/Branch Office:
1299 Beacon Street
Brookline, MA 02146...................   Owned           1950                --               $951
Administrative Office:
1309 Beacon Street                                                        February
Brookline, MA 02146...................   Leased          1987              2002(1)             143
Branch Offices:
184 Massachusetts Avenue                                                  December
Boston, MA 02115......................   Leased          1973              1998(2)              17
Dedham Mall                                                               February
Dedham, MA 02026......................   Leased          1982                2000                8
61 Lenox Street
Norwood, MA 02062.....................   Owned           1975                --                317
705 High Street
Westwood, MA 02090....................   Owned           1977                --                289
                                                                                            ------
               Total...............................................................         $1,725
                                                                                            ======

----------

(1) The Bank has an option to renew this lease for one additional five-year period.

(2) The Bank has an option to renew this lease for one additional two-year period.


Item 3. Legal Proceedings.

     The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

     The Company began trading its Common Stock on the American Stock Exchange on March 30, 1998 under the symbol "BYS." The reported high and low sales prices for the quarter ended March 31, 1998 are $30.00 and $29.00, respectively. Bay State Bancorp, Inc. had approximately 1,500 shareholders of record as of March 31, 1998.

     The Board of Directors of the Company has the authority to declare dividends on the Common Stock, subject to statutory and regulatory requirements. In the future, the Board of Directors intends to consider a policy of paying cash or stock dividends on the Common Stock. However, no decision has been made with respect to the payment of dividends. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including the amount of net proceeds retained by the Company in the Conversion, investment opportunities available to the Company or the Bank, capital requirements, regulatory limitations, the Company's and the Bank's financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid.

     The Company is subject to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital (generally defined as the aggregate par value of the outstanding shares of the Company's capital stock having a par value plus the amount of the consideration paid for shares of the Company's capital stock without par value) or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

     Additionally, in connection with the Conversion, the Company committed to the OTS that during the one-year period following the consummation of the Conversion, the Company would not declare an extraordinary dividend to stockholders which would be treated by recipient stockholders as a tax-free return of capital for federal income tax purposes without prior approval of the OTS.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company does not transact any material business other than through its wholly-owned subsidiary, the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan sale activities and loan servicing. The Bank's noninterest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank.

     The predceding and following discussion may contain certain forward-looking statements which are based on managaement's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions, changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. In particular, these issues may impact management's estimates used in evaluating market risk and interest rate risk in its GAP and NPV tables, loan loss provisions, classification of assets, Year 2000 issues, accounting estimates and other estimates used throughout this discussion. Further description of the risks and uncertainties to the business are included in detail in the "Description of Business" section (Item 1) of the Company's 10-KSB.

Management Strategy

     Management's primary goal has been to maintain the Bank's profitability, asset quality and its capital position by: (i) investing primarily in one- to four-family loans secured by properties located in its primary market area; (ii) investing in multi-family, commercial real estate and construction and development loans secured by properties located in the Bank's primary market area, to the extent that such loans meet the Bank's general underwriting criteria including, but not limited to, satisfaction of certain LTV and debt service coverage ratios and satisfaction that the borrower is experienced in these types of real estate projects; (iii) investing funds not utilized for loan investments in short-term U.S. Treasury and mortgage-backed and mortgage-related securities; and (iv) managing interest rate risk by emphasizing the origination of adjustable-rate loans and short-term fixed-rate loans and investing in short-term securities and generally selling longer-term fixed-rate loans that the Bank originates. The Bank intends to continue this operating strategy in an effort to enhance its long-term profitability while maintaining a reasonable level of interest rate risk and enhance such strategy by expanding the products and services it offers, as necessary, in order to improve its market share in its primary market area. In this regard, the Bank has begun to offer business checking accounts, 24-hour banking by telephone and, in the future, may expand its consumer retail products to include debit card services and in-home banking.

Management of Interest Rate Risk and Market Risk Analysis

     The principal objective of the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a quarterly basis and reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

     In recent years, the Bank has primarily utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and purchase of adjustable-rate loans; (ii) investing primarily in short-term U.S. Government securities or mortgage-backed and mortgage-related securities with shorter estimated maturities; (iii) utilizing FHLB advances to better structure the maturities of its interest rate sensitive liabilities; and (iv) to a substantially lesser extent, selling in the secondary market longer-term fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans.

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 1998, the Bank's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a positive 6.3%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 1998, on the basis of contractual maturities, and scheduled rate adjustments within a one year period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Money Market accounts, Regular Savings accounts and NOW accounts are assumed to have annual decay rates of 80%, 15% and 5%, respectively. Deposit decay rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed decay rates will approximate future withdrawal activity.

                                                 More         More        More        More
                                                 than         than        than        than
                                                1 Year       2 Years     3 Years     4 Years      More
                                     1 Year        to          to          to          to         than         Total      Fair
                                     or Less    2 Years      3 Years     4 Years     5 Years     5 Years       Amount    Value(1)
                                    --------    -------      -------     -------     -------     -------      --------   --------
                                                                        (Dollars in Thousands)
Interest-earning assets:
   FHLB overnight account .......   $ 46,000    $     --     $     --    $     --     $     --    $     --    $ 46,000   $ 46,000
   Securities ...................      7,392          --           --          --           --          --       7,392      8,522
   Mortgage-backed
     securities .................         --          --           --          --           --       2,271       2,271      2,275
   Stock in FHLB-Boston .........      1,873          --           --          --           --          --       1,873      1,873
   Loans (2) ....................    111,774      25,753       25,425       7,177        9,971      45,063     225,163    224,466
   Loans held-for-sale ..........        822          --           --          --           --          --         822        822
                                    --------    --------     --------    --------     --------    --------    --------   --------
      Total interest-
        earning assets ..........   $167,861    $ 25,753     $ 25,425    $  7,177     $  9,971    $ 47,334    $283,521   $283,958
                                    ========    ========     ========    ========     ========    ========    ========   ========
Interest-bearing liabilities:
   Money market accounts ........   $ 33,952    $  8,488     $     --    $     --     $     --    $     --    $ 42,440   $ 42,440
   Regular savings accounts .....      4,832       4,832        4,832       4,832        4,832       8,056      32,216     32,216
   NOW accounts .................      1,149       1,149        1,149       1,149        1,149      17,244      22,989     22,989
   Certificate accounts .........     89,243      12,998        3,808       1,731        1,845          25     109,650    110,046
   FHLB advances ................     20,000          --           --          --           --          --      20,000     19,849
                                    --------    --------     --------    --------     --------    --------    --------   --------
      Total interest-bearing
        liabilities .............   $149,176    $ 27,467     $  9,789    $  7,712     $  7,826    $ 25,325    $227,295   $227,540
                                    ========    ========     ========    ========     ========    ========    ========   ========
Interest-earning assets less ....
   interest-bearing liabilities .   $ 18,685    $ (1,714)    $ 15,636    $   (535)    $  2,145    $ 22,009    $ 56,226
                                    ========    ========     ========    ========     ========    ========    ========
Cumulative interest-rate
  sensitivity gap ...............   $ 18,685    $ 16,971     $ 32,607    $ 32,072     $ 34,217    $ 56,226
                                    ========    ========     ========    ========     ========    ========
Cumulative interest-rate gap as
  a percentage of total assets ..       6.33%      5.75%        11.04%      10.86%       11.59%     19.04%
Cumulative interest-rate gap as
  a percentage of total interest-
  earning assets ................       6.59%      5.99%        11.50%      11.31%       12.07%     19.83%
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities ..................     112.53%    109.61%       117.49%     116.52%      116.94%    124.74%

----------
(1) Fair value of securities, including mortgage-backed securities, is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on quoted market prices of comparable instruments. Fair value of loans is, depending on the type of loan, based on carrying values or estimates based on discounted cash flow analyses. Fair value of deposit liabilities are either based on carrying amounts or estimates based on a discounted cash flow calculation. Fair values for FHLB advances are estimated using a discounted cash flow analysis that applies interest rates concurrently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

(2)  Excludes nonaccrual loans.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react to different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

     Net Portfolio Value. As part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of March 31, 1998 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.


                                                                                           NPV as % of Portfolio
     Change in                            Net Portfolio Value                                 Value of Assets
 Interest Rates in         --------------------------------------------------         -----------------------------
   Basis Points                                                                        NPV
   (Rate Shock)             Amount                $ Change           % Change         Ratio               Change(1)
--------------------       --------               --------           --------         -----               ---------
                                                              (Dollars in Thousands)
400.................       $38,326               $(6,256)              (14)%          13.22%                (167)
300.................        40,766                (3,816)               (9)           13.91                  (98)
200.................        42,745                (1,837)               (4)           14.45                  (45)
100.................        44,096                  (487)               (1)           14.79                  (10)
Static..............        44,582                    --                --            14.89                   --
(100)...............        44,750                   168                --            14.90                    1
(200)...............        44,883                   301                 1            14.89                   --
(300)...............        45,491                   909                 2            15.02                   13
(400)...............        46,820                 2,238                 5            15.35                   45

(1)   Expressed in basis points.

     As is the case with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

Analysis of Net Interest Income

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

     Average Balance Sheets. The following table sets forth certain information relating to the Bank for the years ended March 31, 1998, 1997, and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

                                                                      For the Years Ended March 31,
                                    ------------------------------------------------------------------------------------------------
                                                1998                           1997                               1996
                                    -----------------------------    -------------------------------     ---------------------------
                                                          Average                            Average                         Average
                                    Average               Yield/      Average                Yield/      Average              Yield/
                                    Balance   Interest     Cost       Balance     Interest    Cost       Balance    Interest   Cost
                                    -------   --------     ----       -------     --------    ----       -------    --------   ----
                                                                          (Dollars in Thousands)
Assets:
  Interest-earning assets:
    Federal funds sold/FHLB
      overnight account .........   $  5,150   $   368     7.15%(6)  $  5,985     $   321       5.36%   $  6,759    $   423    6.26%
    Investment securities(1) ....     13,642       819     6.00        15,041         951       6.32      11,391        565    4.96
    Mortgage-backed and
      mortgage-related securities      2,787       190     6.82         3,380         246       7.28       1,917        146    7.62
    Loans, net and mortgage
     loans held-for-sale(2) .....    215,542    17,872     8.29       195,471      15,958       8.16     173,285     15,414    8.90
                                    --------   -------               --------     -------               --------    -------
        Total interest-
          earning assets ........    237,121    19,249     8.12       219,877      17,476       7.95     193,352     16,548    8.56
                                               -------                            -------                           -------
  Noninterest-earning assets ....      8,096                            6,931                              6,205
                                    --------                         --------                           --------
        Total assets ............   $245,217                         $226,808                           $199,557
                                    ========                         ========                           ========

Liabilities and Equity:
  Interest-bearing liabilities:
    NOW accounts ................   $ 21,494   $   389     1.81%     $ 20,835     $   386       1.85%   $ 18,727    $   384    2.05%
    Regular savings accounts ....     29,167       824     2.83        30,863         660       2.14      31,560        676    2.14
    Money market accounts .......     43,019     1,684     3.91        34,839       1,436       4.12      29,972      1,284    4.28
    Certificate accounts ........    107,820     6,097     5.65       102,995       5,790       5.62      92,852      5,592    6.02
                                    --------   -------               --------     -------               --------    -------
      Total interest-
        bearing deposits ........    201,500     8,994     4.46       189,532       8,272       4.36     173,111      7,936    4.58
    FHLB advances ...............     21,102     1,206     5.72        16,813         946       5.63       7,786        487    6.25
                                    --------   -------               --------     -------               --------    -------
      Total interest-
        bearing liabilities .....    222,602    10,200     4.58       206,345       9,218       4.47     180,897      8,423    4.66
                                               -------                            -------                           -------
  Demand deposits(3) ............        257                              132                                165
  Other liabilities .............      2,088                            1,511                              1,931
                                    --------                         --------                           --------
      Total liabilities .........    224,947                          207,988                            182,993
  Equity ........................     20,270                           18,820                             16,564
                                    --------                         --------                           --------
      Total liabilities
         and equity .............   $245,217                         $226,808                           $199,557
                                    ========                         ========                           ========
  Net interest income/
   Net interest rate spread(4) ..              $ 9,049     3.54%                  $ 8,258       3.48%               $ 8,125    3.90%
                                               =======     =====                  =======       =====               =======    ====
  Net interest margin(5) ........                          3.82%                                3.76%                          4.20%
                                                           ====                                 =====                          ====
  Ratio of interest-earning
   assets to interest-bearing
   liabilities ..................      106.52%                         106.56%                            106.89%
                                       ======                          ======                             ======

(1) Includes investment securities available-for-sale and held-to-maturity and stock in FHLB-Boston.

(2) Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. The Bank records interest income on non-accruing loans on a cash basis.

(3)  Demand deposits primarily represent noninterest-bearing custodial accounts.

(4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(6) The rate for Federal funds sold/FHLB overnight account for the year ended March 31, 1998 is inflated due to the use of subscription rights proceeds for 16 days in March 1998. The average daily balance for that period of time was approximately $100 million.

     Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                                                      Year Ended                             Year Ended
                                                                    March 31, 1998                         March 31, 1997
                                                                     Compared to                             Compared to
                                                                      Year Ended                             Year Ended
                                                                    March 31, 1997                         March 31, 1996
                                                           ---------------------------------      ----------------------------------
                                                           Increase (Decrease)                    Increase (Decrease)
                                                                 Due to                                  Due to
                                                           --------------------                   --------------------
                                                            Volume        Rate          Net        Volume        Rate          Net
                                                            ------        ----          ---        ------        ----          ---
                                                                                        (In Thousands)
Interest-earning assets:
  Federal funds sold/FHLB overnight account ..........     $   (34)     $    81      $    47      $   (45)     $   (57)     $  (102)
  Investment securities ..............................         (86)         (46)        (132)         208          178          386
  Mortgage-backed securities .........................         (41)         (15)         (56)         106           (6)         100
  Loans, net, and mortgage
   loans held-for-sale ...............................       1,661          253        1,914        1,520         (976)         544
                                                           -------      -------      -------      -------      -------      -------
      Total interest-earning assets ..................       1,500          273        1,773        1,789         (861)         928
                                                           -------      -------      -------      -------      -------      -------
Interest-bearing liabilities:
  NOW accounts .......................................          11           (8)           3           14          (12)           2
  Regular savings accounts ...........................         (34)         198          164          (16)          --          (16)
  Money market accounts ..............................         316          (68)         248          198          (46)         152
  Certificate accounts ...............................         273           34          307          504         (306)         198
                                                           -------      -------      -------      -------      -------      -------
      Total deposits .................................         566          156          722          700         (364)         336
  FHLB advances ......................................         245           15          260          503          (44)         459
                                                           -------      -------      -------      -------      -------      -------
      Total interest-bearing liabilities .............         811          171          982        1,203         (408)         795
                                                           -------      -------      -------      -------      -------      -------
Net change in net interest income ....................     $   689      $   102      $   791      $   586      $  (453)     $   133
                                                           =======      =======      =======      =======      =======      =======

Comparison of Financial Condition at March 31, 1998 and March 31, 1997

     Total assets at March 31, 1998 were $295.3 million, compared to $233.1 million at March 31, 1997, an increase of $62.2 million, or 26.7%. Asset growth was primarily due to increases in the Bank's loan and investment portfolios, funded primarily by the inflow of capital from the Conversion, and, to a lesser extent, growth in deposits and FHLB borrowings. Loans receivable, net of allowance for loan losses, increased $17.8 million, or 8.6%, to $224.9 million at March 31, 1998 compared to $207.1 million at March 31, 1997. The increase in loans was due to a $7.8 million, or 53.4%, increase in multi-family loans, a $10.2 million, or 40.4%, increase in commercial real estate loans, a $3.8 million, or 253%, increase in construction and development loans and an $840,000, or 30.8%, increase in consumer loans. This increase was funded primarily from the $10.7 million increase in deposits and $5.5 million increase in FHLB borrowings. Non-performing assets increased $660,000, or 43.7%, to $2.3 million at March 31, 1998, compared to $1.6 million at March 31, 1997. This increase was the result of the internal classification of four pools of one- to four-family residential loans. The allowance for loan losses increased $826,000, or 47.1%, to $2.5 million at March 31, 1998, compared to $1.7 million at March 31, 1997. At March 31, 1998 the allowance represents 110.3% of non-performing assets and 1.1% of total loans. There was no other real estate owned at March 31, 1998 compared to $73,000 at March 31, 1997. Deposits increased $10.7 million, or 5.4%, to $207.8 million at March 31, 1998, from $197.1 million at March 31, 1997. The deposit growth occurred in certificate accounts which increased $3.7 million, or 3.5%, and savings and NOW accounts which increased $6.1 million, or 6.7%. Borrowed funds, which consist of FHLB borrowings, increased $5.5 million, or 37.9%, to $20.0 million at March 31, 1998, from $14.5 million at March 31, 1997. The increased level of borrowings were in the 10 year maturity, with callable features after one year at the option of the lender. Investments and federal funds sold at March 31, 1998 increased $40.3 million, or 244%, to $56.8 million, compared to $16.5 million at March 31, 1997. This increase was primarily due to an increase in the FHLB overnight account funded primarily by the receipt of the net proceeds from the Conversion. Investment securities decreased $5.7 million, or 34.6%, to $10.8 million at March 31, 1998, compared to $16.5 million at March 31, 1997. This decrease was the result of principal repayments on mortgage-backed securities and the call of debentures. Short-term investments were $46.0 million at March 31, 1998 and consisted solely of federal funds sold/FHLB overnight accounts of which there were none at March 31, 1997. At March 31, 1998, total equity increased $44.1 million, or 226% to $63.6 million, or 21.5% of total assets, from $19.5 million, or 8.4% of total assets, at March 31, 1997. The increase in equity was the net result of the net proceeds generated in the Conversion and the net loss for the twelve months ended March 31, 1998. The Company's book value per share at March 31, 1998 was $27.02.

Comparison of Operating Results for the Year Ended March 31, 1998 and 1997

     General. For the fiscal year ended March 31, 1998, results were a net loss of $1.8 million compared to net income of $1.1 million for the fiscal year ended March 31, 1997. Since the Company converted to a stock form of ownership on March 27, 1998, earnings per share data is not meaningful. The net loss for the fiscal year ended March 31, 1998 resulted primarily from the recognition of certain items related to the Conversion. As part of the Conversion, the Company donated 187,795 shares of the Company's stock to The Bay State Federal Savings Charitable Foundation (the "Foundation"). The total contribution expense associated with the establishment of the Foundation was $3.8 million, or $2.5 million net of income taxes. Additionally, due to the timing of the consummation of the Conversion and the establishment of the Bank's Employee Stock Ownership Plan and related trust (the "ESOP"), which was funded with 8% of the common stock issued in the Conversion, or 202,818 shares, the Company incurred additional compensation expense of $600,000, or $433,000 net of income taxes, relating to the ESOP allocation for the fiscal year ended March 31, 1998. In addition, certain non-recurring expenses and adjustments associated with the Conversion totalled $688,000, or $405,000 net of income taxes. Excluding the effect of these items, the Company would have recognized net income for the fiscal year ended March 31, 1998 of approximately $1.6 million.

     Interest Income. Interest income for the fiscal year ended March 31, 1998 increased $1.8 million, or 10.3%, to $19.3 million, compared to $17.5 million for the fiscal year ended March 31, 1997. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The average balance of interest-earning assets increased from $219.9 million for fiscal year 1997 to $237.1 million for fiscal 1998, an increase of $17.2 million, or 7.8%. The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans, net, of $20.0 million, or 10.2%, and an decrease in short-term investments and investment securities of $2.8 million, or 11.6%. The yield on average interest-earning assets increased 17 basis points to 8.12%.

     Interest Expense. Interest expense increased $1.0 million, or 10.9%, to $10.2 million at March 31, 1998, compared to $9.2 million for the fiscal year ended March 31, 1997. The increase in interest expense was primarily due to a $16.2 million, or 7.9%, increase in the average balance of interest-bearing liabilities which increased from $206.4 million for the fiscal year ended March 31, 1997 to $222.6 million for the fiscal year ended March 31, 1998 and an increase in the cost of interest-bearing liabilities which increased from 4.47% for the fiscal year ended March 31, 1997 to 4.58% for the fiscal year ended March 31, 1998. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $12.0 million, or 6.3%, and an increase of borrowed funds of $4.3 million, or 25.5%. The cost of average interest-bearing liabilities increased 11 basis points to 4.58%.

     Net Interest Income. Net interest income before the provision for loan losses increased $791,000, or 9.5%, for the fiscal year. These increases were primarily the result of the increased level of the loan and investment portfolios and the increase in net interest margin. The net interest margin was 3.82% for the fiscal year ended March 31, 1998, compared to 3.76% for the fiscal year ended March 31, 1997.

     Provision for Loan Losses. The provision for loan losses increased $739,000 to $856,000 for the fiscal year ended March 31, 1998, compared to $117,000 for the fiscal year ended March 31, 1997. The increase in the provision for loan losses resulted from management's review and evaluation of the risks inherent in its loan portfolio. This increase was made after an assessment of the Bank's loan portfolio and, in particular, specific loan pools that were internally classified by the Bank. At March 31, 1998, the allowance for loan losses totalled $2.5 million, representing 110.3% of non-performing assets and 1.10% of total loans, compared to $1.7 million representing 104.2% of non-performing assets and 0.81% of total loans at March 31, 1997. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with the recent Conversion and the expectations of the Bank to grow its existing loan portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

     Noninterest Income. Total noninterest income decreased $94,000, or 23.1% to $313,000 for the fiscal year ended March 31, 1998 compared to $407,000 for the fiscal year ended March 31, 1997. This reduction was primarily the result of the recognition of gains on sale of investments of $123,000 in the fiscal year ended March 31, 1997 of which there were none in 1998. In addition, for the year ended March 31, 1998, only minor increases in service charges on deposit accounts and other income were recognized by the Bank.

     Noninterest Expense. Total noninterest expense increased $3.6 million, or 48.6%, to $11.0 million for the fiscal year ended March 31, 1998, compared to the $7.4 million for the fiscal year ended March 31, 1997. Total salaries and benefits increased $741,000, or 19.5%, a net result of the $601,000 in compensation expense associated with the ESOP allocation and the increased level of salaries in fiscal 1998 and a $697,000 expense in fiscal 1997 associated with the establishment of a benefit equalization plan. Occupancy and equipment expense totalled $944,000 for the fiscal year ended March 31, 1998, compared to $849,000 for the same period last year, primarily due to the increased level of depreciation expense on building and leasehold improvements. Deposit insurance premiums decreased $1.3 million in fiscal 1998, mainly from the recognition in fiscal 1997 of a $1.1 million expense related to the SAIF Special Assessment. Other operating expenses, which include contribution of shares of Common Stock to the Foundation, increased to $5.0 million for the fiscal year ended March 31, 1998 from $1.0 million for the fiscal year ended March 31, 1997. Such increase is primarily attributable to the contribution expense of $3.8 million in forming the Foundation and $688,000 in expenses associated with the Conversion during fiscal year 1998 and the expenses associated with the merger of Union Federal Savings Bank during the fiscal year ended March 31, 1997.

     Income Taxes. A tax benefit of $751,000 was recognized for the fiscal year ended March 31, 1998, an effective rate of 30.0%. The effective rate is lower than the expected rate due to the non-deductibility of certain items relating to the Conversion. Income tax expense for the year ended March 31, 1997 was $10,000 on income before taxes of $1.1 million, an effective rate of 0.88%. This reduction from a normalized tax expense was the result of an adjustment of deferred taxes pertaining to the provision for loan losses resulting from a change in federal tax law of $339,000 and the elimination of the valuation allowance for deferred taxes of $209,000.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At March 31, 1998 and March 31, 1997, the Bank's liquidity ratios were 24.7% and

6.9%, respectively. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1998, cash and cash equivalents and securities totalled $62.2 million, or 21.06% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1998, the Bank had $20.0 million in advances outstanding from the FHLB and, at March 31, 1998, had an additional overall borrowing capacity from the FHLB of $146.8 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At March 31, 1998, the Bank had commitments to fund loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $4.9 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 1998, totalled $89.2 million.

     At March 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $39.0 million, or 13.3%, of total adjusted assets, which is above the required level of $4.4 million, or 1.5%; core capital of $39.0 million, or 13.3%, of total adjusted assets, which is above the required level of $11.7 million, or 4.0%; and risk-based capital of $41.0 million, or 26.3%, of risk-weighted assets, which is above the required level of $12.5 million, or 8.0%.

Year 2000 Compliance

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products, including the Bank's, were designed to accommodate a two-digit year. For example, "97" is stored on the system and represents 1997. The Bank primarily utilizes a third-party vendor for processing the primary banking applications. In addition, the Bank also uses third-party vendor application software for all ancillary computer applications. The third-party vendor for the Bank's banking applications is in the process of modifying and upgrading its computer applications to ensure Year 2000 compliance. To assist in this effort, the Bank has been advised by such vendor that the vendor has hired the services of a consultant to review the plan and assist such vendor in achieving Year 2000 compliance by December 31, 1998. In addition, the Bank instituted a Year 2000 compliance program whereby the Bank reviewed the Year 2000 compliance issues that may be faced by its other third-party vendors. The Bank examined the need for modifications or replacement of all non-Year 2000 compliant pieces of software. The Bank does not currently expect that the cost of its Year 2000 compliance program will be material to its financial condition and believes that it will satisfy such compliance program by the end of 1998 without material disruption of its operations. In the event that the Bank's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Bank's business or operations could be adversely affected. However, management believes that the Bank's own internal system, networks and resources would allow the Bank to effectively operate and service its customers in the event its significant vendors do not achieve satisfactory Year 2000 compliance. In addition, if significant vendors failed to meet Year 2000 operating requirements, the Bank intends to engage alternative vendors and suppliers. While the Bank cannot estimate the costs and expenses associated with hiring new vendors and suppliers, management believes that such costs would not have a material impact on the Bank's earnings or results of operations.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements and Notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

     Accounting for Long Lived Assets. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of" ("SFAS No. 121"). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an institution be reviewed for impairment whenever events change and circumstances indicate the carrying amount of the asset may not be recoverable. This Statement became effective for the Bank on April 1, 1996. Adoption of this Statement did not have a material impact on the earnings or financial position of the Bank.

     Accounting for Stock-Based Compensation. In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Bank to choose either a new fair value based method or the current Accounting Principles Board ("APB") Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, (e.g., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights). The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. The recognition provisions of SFAS No. 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements will apply to all transactions entered into in fiscal years that begin after December 15, 1995. Any effect that this statement will have on the Bank will be applicable upon the granting of any stock under stock-based employee compensation plans. The Bank intends to follow the APB Opinion 25 method upon adoption, but will provide pro forma disclosure as if the fair value method had been applied.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In June 1996 the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, applied prospectively. Earlier or retroactive application of this Statement is not permitted. The adoption of the non-deferred provisions of this Statement as of January 1, 1997 did not have a material impact on the Bank's consolidated financial statements.

     Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. It does not address issues of recognition or measurement for comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Bank does not expect that upon adoption, this statement will have a material effect on its consolidated financial statements.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). This Statement establishes standards for the way public business enterprises report information about operating segments in financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Bank does not expect that under this statement it will be required to report additional information because its present organization consists of only one operating segment as defined by the Statement.

     Other New Accounting Standards. SFAS No. 128, "Earnings per Share" ("SFAS No. 128") is effective for periods ending after December 15, 1997. SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") is effective for periods ending after December 15, 1997. The Company and Bank expect that the adoption of these standards will not have a material impact on the Company's and Bank's consolidated financial statements.

Item 7. Financial Statements.

               [LETTERHEAD OF SHATSWELL, MACLEOD & COMPANY, P.C.]



The Board of Directors and Stockholders
Bay State Bancorp, Inc.
Brookline, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 1998 and 1997 and the related consolidated income statements, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                          /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                              ----------------------------------
                                              SHATSWELL, MacLEOD & COMPANY, P.C.

April 27, 1998

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1998 AND 1997
                      (In Thousands, Except Per Share Data)

ASSETS                                                                         1998        1997
                                                                            --------   ---------
Cash and due from banks                                                     $   3,513  $   3,617
Federal Home Loan Bank overnight account                                       46,000        --
                                                                            ---------  ---------
           Cash and cash equivalents                                           49,513      3,617
Investments in available-for-sale securities (at fair value)                    6,523      2,903
Investments in held-to-maturity securities (fair values of $4,274 as of
   March 31, 1998 and $13,306 as of March 31, 1997)                             4,272     13,553
Stock in Federal Home Loan Bank of Boston, at cost                              1,873      1,672
Loans, net of the allowance for loan losses of $2,513 as of March 31, 1998
   and $1,687 as of March 31, 1997                                            224,928    207,063
Loans held-for-sale                                                               822        --
Premises and equipment, net of depreciation and amortization                    2,581      1,898
Other real estate owned                                                           --          73
Accrued interest receivable                                                     1,260      1,233
Deferred tax asset, net                                                         2,065        554
Other assets                                                                    1,454        508
                                                                            ---------  ---------
           Total assets                                                     $ 295,291  $ 233,074
                                                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                             $     485  $     117
Savings and NOW deposits                                                       97,645     90,919
Certificate accounts                                                          109,650    106,023
                                                                            ---------  ---------
           Total deposits                                                     207,780    197,059
Advances from Federal Home Loan Bank of Boston                                 20,000     14,500
Other borrowed funds                                                            2,176      1,065
Other liabilities                                                               1,761        976
                                                                            ---------  ---------
           Total liabilities                                                  231,717    213,600
                                                                            ---------  ---------

Stockholders' equity:
   Common stock, $.01 par value; 11,000,000 shares authorized in
     1998, 2,535,232 shares issued and outstanding in 1998                         25        --
   Paid-in capital                                                             49,194        --
   Retained earnings                                                           17,340     19,091
   Unearned ESOP shares                                                        (3,651)       --
   Net unrealized holding gain on available-for-sale securities,
     net of taxes                                                                 666        383
                                                                            ---------  ---------
           Total stockholders' equity                                          63,574     19,474
                                                                            ---------  ---------
           Total liabilities and stockholders' equity                       $ 295,291  $ 233,074
                                                                            =========  =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (In Thousands)

                                                                                                  1998          1997          1996
                                                                                               ---------     ---------     ---------
Interest and dividend income:
   Interest and fees on loans                                                                  $ 17,872       $ 15,958      $ 15,414
   Interest and dividends on securities:
     Taxable                                                                                      1,009          1,197           711
   Other interest                                                                                   368            321           423
                                                                                               --------       --------      --------
           Total interest and dividend income                                                    19,249         17,476        16,548
                                                                                               --------       --------      --------
Interest expense:
   Interest on deposits                                                                           8,994          8,272         7,936
   Interest on FHLB advances                                                                      1,206            946           487
                                                                                               --------       --------      --------
           Total interest expense                                                                10,200          9,218         8,423
                                                                                               --------       --------      --------
           Net interest and dividend income                                                       9,049          8,258         8,125
Provision for loan losses                                                                           856            117             1
                                                                                               --------       --------      --------
           Net interest and dividend income after provision for loan losses                       8,193          8,141         8,124
                                                                                               --------       --------      --------
Other income:
   Service charges on deposit accounts                                                              174            163           182
   Securities gains                                                                                 --             123           --
   Gain on sale of mortgage loans                                                                    15              6             2
   Other income                                                                                     124            115           182
                                                                                               --------       --------      --------
           Total other income                                                                       313            407           366
                                                                                               --------       --------      --------
Other expense:
   Salaries and employee benefits                                                                 4,545          3,804         3,268
   Occupancy expense                                                                                644            611           605
   Equipment expense                                                                                300            238           213
   Federal deposit insurance premiums                                                               125          1,432           319
   Advertising                                                                                      174            144           164
   Data processing                                                                                  225            164           202
   Contribution of shares of the common stock of Bay State Bancorp, Inc.
     to The Bay State Federal Savings Charitable Foundation at the
     conversion issued price                                                                      3,756            --            --
   Other expense                                                                                  1,239          1,016           766
                                                                                               --------       --------      --------
           Total other expense                                                                   11,008          7,409         5,537
                                                                                               --------       --------      --------
           Income (loss) before income taxes (benefit)                                           (2,502)         1,139         2,953
Income taxes (benefit)                                                                             (751)            10         1,269
                                                                                               --------       --------      --------
           Net income (loss)                                                                   $ (1,751)      $  1,129      $  1,684
                                                                                               ========       ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (In Thousands)

                                                                                                           Net
                                                                                                           Unrealized
                                                                                                           Holding
                                                                                                           Gain On
                                                                                             Unearned      Available-
                                                     Common       Paid-in      Retained        ESOP        For-Sale
                                                     Stock        Capital      Earnings        Shares      Securities         Total
                                                     -----        -------      --------        ------     ----------          -----
Balance, March 31, 1995                               $--        $   --        $ 16,278       $   --         $    199      $ 16,477
Net income                                             --            --           1,684           --             --           1,684
Net change in unrealized
   holding gain on available-
   for-sale securities                                 --            --            --             --              178           178
                                                   --------      --------      --------       --------       --------      --------
Balance, March 31, 1996                                --            --          17,962           --              377        18,339
Net income                                             --            --           1,129           --             --           1,129
Net change in unrealized
   holding gain on available-
   for-sale securities                                 --            --            --             --                6             6
                                                   --------      --------      --------       --------       --------      --------
Balance, March 31, 1997                                --            --          19,091           --              383        19,474
Net loss                                               --            --          (1,751)          --             --          (1,751)
Net change in unrealized
   holding gain on available-
   for-sale securities                                 --            --            --             --              283           283
Stock issued pursuant to
   initial common stock
   offering                                              23        45,245          --             --             --          45,268
Issuance of 187,795 shares
   of common stock to The
   Bay State Federal Savings
   Charitable Foundation                                  2         3,754          --             --             --           3,756
Common stock acquired by
   ESOP                                                --            --            --           (4,056)          --          (4,056)
Reduction in unearned ESOP
   shares charged to expense                           --            --            --              405           --             405
Appreciation in fair value of
   unearned ESOP shares
   charged to expense                                  --             195          --             --             --             195
                                                   --------      --------      --------       --------       --------      --------
                                                   $     25      $ 49,194      $ 17,340       $ (3,651)      $    666      $ 63,574
                                                   ========      ========      ========       ========       ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (In Thousands)

                                                                                              1998           1997            1996
                                                                                           ---------      ---------       ---------
Cash flows from operating activities:
   Net income (loss)                                                                       $ (1,751)       $  1,129        $  1,684
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Contribution of shares to The Bay State Federal Savings
       Charitable Foundation                                                                  3,756            --              --
     Appreciation in fair value of ESOP shares                                                  195            --              --
     Reduction in unearned ESOP shares                                                          405            --              --
     Gain on sales of premises and equipment                                                   --                (5)           --
     Disposals of premises and equipment                                                       --                17            --
     Provision for loan losses                                                                  856             117               1
     Net (increase) decrease in mortgage loans
       held-for-sale                                                                           (822)             47             (47)
     Gain on sale of mortgage loans                                                             (15)             (6)             (2)
     Depreciation and amortization                                                              235             199             201
     Increase (decrease) in deferred loan origination fees                                       33             (58)            (93)
     Securities gains from sales of available-for-sale securities, net                         --              (123)           --
     Amortization of securities, net of accretion                                                 9               3            --
     Deferred tax (benefit) expense                                                          (1,707)           (626)            119
     Decrease in income taxes payable                                                          (118)           (214)            (65)
     Write-downs of other real estate owned                                                    --              --                 5
     Gain on sale of other real estate owned                                                    (19)            (33)           --
     Increase (decrease) in other liabilities                                                   329               3             (87)
     Increase (decrease) in accrued expenses                                                    439             549              (3)
     Increase (decrease) in accrued interest payable                                              6              (2)              2
     Decrease in other assets                                                                    63              83              32
     Increase in cash surrender value                                                          --               (27)            (28)
     (Increase) decrease in prepaid expenses                                                   (176)            130               6
     Increase in accrued interest receivable                                                    (27)            (55)           (176)
                                                                                           --------        --------        --------

   Net cash provided by operating activities                                                  1,691           1,128           1,549
                                                                                           --------        --------        --------

Cash flows from investing activities:
   Proceeds from sales of other real estate owned                                               322              49            --
   Proceeds from maturities of held-to-maturity
     securities                                                                               9,272           2,625           2,353
   Purchases of held-to-maturity securities                                                    --              --           (12,822)
   Proceeds from sales of available-for-sale securities                                        --               139            --
   Proceeds from maturities of available-for-sale securities                                   --             1,500            --
   Purchases of available-for-sale securities                                                (3,141)         (1,127)         (1,083)
   Purchase of Federal Home Loan Bank stock                                                    (201)           --                (8)
   Distribution to Rabbi Trust                                                                 (704)           --              --
   Net increase in loans                                                                    (18,988)        (20,627)         (2,006)
   Recoveries of loans previously charged off                                                    19              21              97
   Proceeds from sales of premises and equipment                                               --                14            --
   Capital expenditures                                                                        (918)           (604)           (152)
                                                                                           --------        --------        --------

   Net cash used in investing activities                                                    (14,339)        (18,010)        (13,621)
                                                                                           --------        --------        --------

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                   (Continued)

                                 (In Thousands)


                                                                                         1998               1997             1996
                                                                                      ---------          ---------        ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                46,949              --                --
   Costs related to issuance of common stock                                             (1,681)             --                --
   Payments to acquire common stock for ESOP                                             (4,056)             --                --
   Net increase (decrease) in demand deposits, NOW
     and savings accounts                                                                 7,094             5,227            (5,316)
   Net increase in certificate accounts                                                   3,627             3,899            14,912
   Repayment of advances from the Federal Home
     Loan Bank                                                                          (74,000)          (71,300)          (38,650)
   Advances from the Federal Home Loan Bank                                              79,500            74,150            42,300
   Net increase in other borrowed funds                                                   1,111                17               385
                                                                                       --------          --------          --------

   Net cash provided by financing activities                                             58,544            11,993            13,631
                                                                                       --------          --------          --------

Net increase (decrease) in cash and cash equivalents                                     45,896            (4,889)            1,559
Cash and cash equivalents at beginning of period                                          3,617             8,506             6,947
                                                                                       --------          --------          --------
Cash and cash equivalents at end of period                                             $ 49,513          $  3,617          $  8,506
                                                                                       ========          ========          ========

Supplemental disclosures:
   Interest paid                                                                       $ 10,194          $  9,220          $  8,421
   Income taxes paid                                                                      1,074               916             1,215
   Loans transferred to other real estate owned                                             230               309              --
   Loans originated from sales of other real estate owned                                  --                 285              --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 BAYSTATE FEDERAL SAVINGS BANK AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 and 1996
                             (Dollars in Thousands)

NOTE 1 - NATURE OF OPERATIONS

Bay State Bancorp, Inc. (Company) is a Delaware corporation that was organized to become the holding company of Bay State Federal Savings Bank (Bank). The Company's primary purpose is to act as the holding company for the Bank.

In connection with the organization of the Company, on March 27, 1998, the Bank became a wholly owned subsidiary of the Company and the Bank converted from a federally-chartered mutual savings bank to a federally-chartered capital stock savings bank as described in Note 16.

The Bank was incorporated in 1920 and is headquartered in Brookline, Massachusetts. The Bank operates its business from five banking offices located in Massachusetts. The reporting entity is Bay State Bancorp, Inc. and its wholly owned subsidiaries Bay State Funding Corporation and Bay State Federal Savings Bank and the Bank's wholly owned subsidiary, BSF Service Corporation. In the year ended March 31, 1997 Union Federal Savings Bank ("Union Federal"), a mutual entity was merged with and into Bay State Federal Savings Bank. The merger was accounted for as a pooling-of-interests. The merger met all of the conditions specified by APB 16 to be accounted for by the pooling-of-interests method. The two banks were independent of each other and combined in their entirety to continue what was once previously separate operations, with Bay State Federal Savings Bank being the surviving entity. The depositors of Union Federal became depositors of Bay State Federal Savings Bank. There were no transactions after the merger that were inconsistent with the combining of the interests of the depositors. See Note 15.

The Company provides a full range of banking services to individual and business customers in eastern Massachusetts. The Company is subject to competition from other financial institutions doing business in eastern Massachusetts.

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to generally accepted accounting principles and predominant practices within the banking industry. The financial statements of the Company were prepared using the accrual basis of accounting. The significant accounting policies of the Company are summarized below to assist the reader in better understanding the financial statements and other data contained herein.

     PERVASIVENESS OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

     BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of Bay State Bancorp, Inc. and its wholly owned subsidiaries Bay State Funding Corporation and Bay State Federal Savings Bank and the Bank's wholly owned subsidiary, BSF Service Corporation. BSF Service Corporation, which has been inactive since 1994, is a subsidiary which was formed for the purpose of real estate development activities. Bay State Funding Corporation was established to lend funds to the Company sponsored employee stock ownership plan and related trust for the purchase of stock in the initial public offering. All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and the Federal Home Loan Bank overnight account.

     SECURITIES:

     Investments in debt securities are adjusted for amortization of premiums and accretion of discounts calculated using the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

     The Company classifies debt and equity securities into one of two categories: available-for-sale or held-to-maturity. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. All other securities must be classified as available-for-sale.

     -- Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

     -- Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

     LOANS:

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

     Interest on loans is recognized on a simple interest basis.

     Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans using the interest method.

     Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

     ALLOWANCE FOR LOAN LOSSES:

     An allowance is available for losses which may be incurred in the future on loans in the current portfolio. The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The balance in the allowance for loan losses is considered adequate by management to absorb any reasonably foreseeable loan losses.

     As of April 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. According to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Statement requires that impaired loans be measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

     The Statement is applicable to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Company considers its residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans.

     Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company applies SFAS No. 114 on a loan-by-loan basis. The Company does not apply SFAS No. 114 to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Company may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of existing collateral.

     The financial statement impact of adopting the provisions of this Statement was not material.

     LOANS HELD-FOR-SALE:

     Loans held-for-sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

     PREMISES AND EQUIPMENT:

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets.

     OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

     Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

     In accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

     INCOME TAXES:

     The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

     PENSION:

     Pension costs are funded as accrued.

     FAIR VALUES OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and the Federal Home Loan Bank overnight account approximate those assets' fair values.

     Securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

     Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

     Federal Home Loan Bank Advances: Fair values for FHLB advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

     Other borrowed funds: Fair values of other borrowed funds are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

NOTE 3 - SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost basis of securities and their approximate fair values are as follows:


                                                  Gross        Gross
                                    Amortized   Unrealized   Unrealized
                                      Cost        Holding      Holding       Fair
                                      Basis       Gains        Losses        Value
                                      -----       -----        ------        -----
                                                   (In Thousands)
Available-for-sale securities:
March 31, 1998:
  Marketable equity securities       $5,391       $1,135       $    3       $6,523
                                     ======       ======       ======       ======

March 31, 1997:
  Marketable equity securities       $2,250       $  654       $    1       $2,903
                                     ======       ======       ======       ======


                                                  Gross        Gross
                                    Amortized   Unrealized   Unrealized
                                      Cost        Holding      Holding       Fair
                                      Basis       Gains        Losses        Value
                                      -----       -----        ------        -----
                                                   (In Thousands)
Held-to-maturity securities:
March 31, 1998:
  U.S. Government securities         $ 2,001      $  --        $     2      $ 1,999
  Mortgage-backed securities           2,271            5            1        2,275
                                     -------      -------      -------      -------
                                     $ 4,272      $     5      $     3      $ 4,274
                                     =======      =======      =======      =======

March 31, 1997:
  U.S. Government securities         $10,303      $  --        $   174      $10,129
  Mortgage-backed securities           3,250         --             73        3,177
                                     -------      -------      -------      -------
                                     $13,553      $  --        $   247      $13,306
                                     =======      =======      =======      =======

The scheduled maturities of debt securities classified as held-to-maturity were as follows as of March 31, 1998:

                                                         Amortized
                                                           Cost        Fair
                                                           Basis       Value
                                                           -----       -----
                                                             (In Thousands)
Debt securities other than mortgage-backed securities:
  Due within one year                                      $2,001     $1,999
Mortgage-backed securities                                  2,271      2,275
                                                           ------     ------
                                                           $4,272     $4,274
                                                           ======     ======

There were no securities pledged as of March 31, 1998 and 1997.

During the years ended March 31, 1998, 1997 and 1996 proceeds from sales of available-for-sale securities amounted to $0, $139 and $0, respectively. During the years ended March 31, 1998, 1997 and 1996 gross realized gains on those sales amounted to $0, $123 and $0, respectively.

There were no issuers of securities whose amortized cost basis and fair value exceeded 10% of stockholders' equity as of March 31, 1998.

NOTE 4 - LOANS

Loans consisted of the following as of March 31:

                                                         1998             1997
                                                      ----------      ----------
                                                            (In Thousands)
Mortgage loans:
   Residential - secured by 1-4 family                 $ 157,240      $ 162,837
   Equity lines                                            4,028          2,359
   Residential - secured by multi-family                  22,411         14,624
   Construction and development                            5,287          1,482
   Commercial                                             35,511         25,291
                                                       ---------      ---------
           Total mortgage loans                          224,477        206,593
                                                       ---------      ---------
Other loans:
   Loans secured by deposit accounts                         564            407
   Other consumer loans                                    2,870          2,187
                                                       ---------      ---------
           Total other loans                               3,434          2,594
                                                       ---------      ---------
           Total principal balance                       227,911        209,187
                                                       ---------      ---------
Allowance for loan losses                                 (2,513)        (1,687)
Deferred loan origination fees                              (470)          (437)
                                                       ---------      ---------
                                                          (2,983)        (2,124)
                                                       ---------      ---------
           Loans, net                                  $ 224,928      $ 207,063
                                                       =========      =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Company during the year ended March 31, 1998. Total loans to such persons and their companies amounted to $4,379 as of March 31, 1998. During the year ended March 31, 1998 principal payments and advances totaled $297 and $0, respectively.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                   1998        1997       1996
                                                  ------      ------     -------
                                                          (In Thousands)
Balance at beginning of period                    $ 1,687    $ 1,774    $ 1,825
Loans charged off                                     (49)      (225)      (149)
Provision for loan losses                             856        117          1
Recoveries of loans previously charged off             19         21         97
                                                  -------    -------    -------
Balance at end of period                          $ 2,513    $ 1,687    $ 1,774
                                                  =======    =======    =======

There were no loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 as of March 31, 1998 and 1997, during the years ended March 31, 1998, 1997 and 1996.

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," SFAS No. 122, became effective for the Bank on April 1, 1996. As of April 1, 1997, SFAS No. 122 was superceded by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). In the fiscal years ending March 31, 1998 and 1997 the Company sold mortgage loans totaling $2,359 and $749, respectively and retained the servicing rights. The fair value of those rights under SFAS No. 122 and SFAS No. 125 is not material and has not been recognized in the financial statements for the years ended March 31, 1998 and 1997.

NOTE 5 - PREMISES AND EQUIPMENT, NET OF DEPRECIATION AND AMORTIZATION

The following is a summary of premises and equipment as of March 31:

                                                                       Estimated
                                                                        Useful
                                                1998        1997         Life
                                               -------    -------     ----------
                                                  (In Thousands)
Land                                           $   355    $   355
Building and improvements                        2,144      1,614    25-50 years
Furniture, fixtures and equipment                1,869      1,528     5-10 years
Leasehold improvements                             263        208     5-10 years
Construction in progress                            68         76
                                               -------    -------
                                                 4,699      3,781
Accumulated depreciation and amortization       (2,118)    (1,883)
                                               -------    -------
                                               $ 2,581     $1,898
                                               =======    =======

NOTE 6 - DEPOSITS

The aggregate amount of certificate accounts, each with a minimum denomination of $100 was approximately $14,876 and $13,188 as of March 31, 1998 and 1997, respectively. Deposits greater than $100 are not federally insured.

For certificate accounts as of March 31, 1998, the aggregate amount of maturities for each of the following five years ended March 31, and thereafter are:

                                                               (In Thousands)
              1999                                                $ 89,243
              2000                                                  12,998
              2001                                                   3,808
              2002                                                   1,731
              2003                                                   1,845
              Thereafter                                                25
                                                                  --------
                                                                  $109,650
                                                                  ========

NOTE 7 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Bank is a member of the FHLB of Boston and as such is required to invest in $100 par value stock in the amount of 1% of its outstanding home loans or 5% of its outstanding advances from the FHLB or 1% of 30% of total assets, whichever is highest. When such stock is redeemed, the Bank receives from the FHLB an amount equal to the par value of the stock.

FHLB of Boston advances by year of maturity were as follows as of March 31, 1998:

                                                                Average
                                                                Stated
                                               Amount           Rate
                                               ------           ----
                                           (In Thousands)
                  1999                        $  5,000          5.59%
                  2008                          15,000          4.97%
                                              --------
                                              $ 20,000
                                              ========

The advances with maturity dates in 2008 all have call dates in the year ended March 31, 1999 and are callable quarterly thereafter.

In accordance with the FHLB of Boston's collateral requirements, a portion of first mortgage loans on residential property and all deposits and stock in the FHLB of Boston are available as collateral to secure such advances.

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds consist of overdrawn accounts with the Federal Home Loan Bank of Boston.

NOTE 9 - INCOME TAXES (BENEFIT)

The components of the income tax expense (benefit) are as follows for the years ended March 31:

                                                    1998        1997       1996
                                                   ------      ------     ------
                                                           (In Thousands)
Current:
   Federal                                         $   672    $   461    $   830
   State                                               284        175        320
                                                   -------    -------    -------
                                                       956        636      1,150
                                                   -------    -------    -------
Deferred:
   Federal                                          (1,572)      (317)        84
   State                                              (135)      (100)        35
                                                   -------    -------    -------
                                                    (1,707)      (417)       119
                                                   -------    -------    -------
Change in valuation allowance                         --         (209)      --
                                                   -------    -------    -------
           Total income tax expense (benefit)      $  (751)   $    10    $ 1,269
                                                   =======    =======    =======

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended March 31:

                                                      1998     1997     1996
                                                      ----     ----     ----
Federal income tax at statutory rate                 (34.0)%   34.0%    34.0%
Increase (decrease) in tax resulting from:
   Cash surrender value of life insurance               .3      (.8)     (.4)
   Other                                               (.2)   (19.2)     1.4
   Change in valuation allowance                       --     (18.3)     --
State income tax, net of federal income tax benefit    3.9      4.3      8.0
                                                     -----    -----     -----
                                                     (30.0)%      0%    43.0%
                                                     =====    =====     =====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                            1998         1997
                                                          -------       ------
                                                              (In Thousands)
Deferred tax assets:
   Allowance for loan losses                               $   961      $   618
   Deferred loan fees                                           29           36
   Contribution carryover                                    1,203         --
   ESOP expense                                                 56         --
   Accrued retirement expense                                   67         --
   Writedowns-other assets                                    --             26
   Accrued deferred compensation                               265          236
   Other                                                        98           24
                                                           -------      -------
           Gross deferred tax assets                         2,679          940
                                                           -------      -------
Deferred tax liabilities:
   Depreciation                                               (148)        (116)
   Net unrealized holding gain on securities                  (466)        (270)
                                                           -------      -------
           Gross deferred tax liabilities                     (614)        (386)
                                                           -------      -------
Net deferred tax assets                                    $ 2,065      $   554
                                                           =======      =======

Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset existing as of March 31, 1998 and 1997. Management believes that existing net deductible temporary differences which give rise to the net deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. As of March 31, 1998 and 1997, recoverable income taxes exceed the amount of the net deferred tax asset.

In prior years, the Bank was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Bank as of March 31, 1998 and 1997 includes approximately $5,812 and $5,818, respectively for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 41%.

NOTE 10 - REGULATORY MATTERS

The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 1998, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of March 31, 1998, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                                                              To Be Well
                                                                                                              Capitalized Under
                                                                                     For Capital              Prompt Corrective
                                                                  Actual             Adequacy Purposes:       Action Provisions:
                                                                  ------             ------------------       ------------------
                                                            Amount        Ratio      Amount         Ratio      Amount       Ratio
                                                            ------        -----      ------         -----      ------       -----
                                                                               (Dollar amounts in Thousands)
As of March 31, 1998:
Total Capital (to Risk Weighted Assets):
   Consolidated                                             $64,865        41.53%    $12,494         >/=8.0%       N/A        N/A
   Bank                                                      40,991        26.25      12,494         >/=8.0    $15,617    >/=10.0%
Core Capital (to Adjusted Tangible Assets):
   Consolidated                                              62,908        21.45      11,732         >/=4.0        N/A        N/A
   Bank                                                      39,034        13.31      11,732         >/=4.0     14,665     >/=5.0
Tangible Capital (to Tangible Assets):
   Consolidated                                              62,908        21.45         N/A          N/A          N/A        N/A
   Bank                                                      39,034        13.31       4,399         >/=1.5        N/A        N/A
Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                              62,908        40.28       6,246         >/=4.0        N/A        N/A
   Bank                                                      39,034        24.99       6,246         >/=4.0      9,370     >/=6.0

As of March 31, 1997:
   Total Capital (to Risk Weighted Assets)                  $20,708        16.02%    $10,341         >/=8.0%   $12,927    >/=10.0%
   Core Capital (to Adjusted Tangible Assets)                19,091         8.20       9,307         >/=4.0     11,634     >/=5.0
   Tangible Capital (to Tangible Assets)                     19,091         8.20       3,490         >/=1.5        N/A        N/A
   Tier 1 Capital (to Risk Weighted Assets)                  19,091        14.76       5,173         >/=4.0      7,760     >/=6.0


NOTE 11 - EMPLOYEE BENEFIT PLANS

All eligible officers and employees are included in noncontributory defined benefit pension plan provided by the Company as a participating employer in the Financial Institutions Retirement Fund (Fund), a multi-employer plan as defined by Statement of Financial Accounting Standards No. 87. Employees are eligible to participate in the Retirement Plan after the completion of 12 consecutive months of employment with the Company and the attainment of age 21. Hourly paid employees are excluded from participation in the Retirement Plan. Contributions are based on individual employers' experience. According to the Fund's administrators, as of June 30, 1997, the date of the latest actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate, using an assumed rate of return of 7.5%.

Defined benefit pension expense for the years ended March 31, 1998, 1997 and 1996 was $170, $177 and $167, respectively.

The Company sponsors a defined contribution plan, Financial Institutions Thrift Plan (Thrift Plan), covering substantially all of its employees. Employees are eligible to participate in the Thrift Plan upon the completion of 12 months of continuous employment with the Company (during which period they complete at least 1,000 hours of service) and the attainment of age 21. Employees paid on a hourly basis are not eligible for participation. Thrift Plan contributions made by the Company for the years ended March 31, 1998, 1997 and 1996 were $45, $34 and $29, respectively.

In the fiscal year ended March 31, 1997 the Company established a deferred compensation benefit equalization plan for officers and employees designated by management. The liability for such plan as of March 31, 1998 and 1997 was $766 and $697, respectively, and is included in other liabilities on the balance sheets.

In the year ended March 31, 1998 the Company distributed $704 to a Rabbi Trust in connection with the deferred compensation benefit equalization plan. This asset has been included in the Company's balance sheet as of March 31, 1998 under other assets because it is available to the general creditors of the Company in the event of the Company's insolvency.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases space in three buildings under noncancelable operating leases which expire in December 1998, February 2000 and February 2002. Rental expense on these leases was $387, $358 and $354 for the years ended March 31, 1998, 1997 and 1996, respectively. The leases require minimum annual rental payments as follows:

Year ended March 31,                                             (In Thousands)
--------------------
         1999                                                       $   376
         2000                                                           340
         2001                                                           305
         2002                                                           280
                                                                    -------
              Total minimum lease payments                          $ 1,301
                                                                    =======

NOTE 13 - FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of March 31:


                                                                     1998                                    1997
                                                        ------------------------------           ----------------------------
                                                          Carrying                              Carrying
                                                          Amount             Fair Value         Amount            Fair Value
                                                          ------             ----------         ------            ----------
                                                                                   (In Thousands)
Financial assets:
    Cash and cash equivalents                             $ 49,513           $ 49,513           $  3,617           $  3,617
    Available-for-sale securities                            6,523              6,523              2,903              2,903
    Held-to-maturity securities                              4,272              4,274             13,553             13,306
    Stock in Federal Home Loan Bank
      of Boston                                              1,873              1,873              1,672              1,672
    Loans, net                                             224,928            224,466            207,063            206,124
    Loans held-for-sale                                        822                822               --                 --
    Accrued interest receivable                              1,260              1,260              1,233              1,233

Financial liabilities:
    Deposits                                               207,780            208,176            197,059            197,464
    Federal Home Loan Bank advances                         20,000             19,849             14,500             14,493
    Other borrowed funds                                     2,176              2,176              1,065              1,065


The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                         1998             1997
                                                       --------         --------
                                                       Notional         Notional
                                                        Amount           Amount
                                                        ------           ------
                                                             (In Thousands)
Commitments to originate loans                          $14,353          $10,795
Letters of credit                                          --                 25
Unadvanced funds on loans:
   Residential loans                                        503            1,279
   Multi-family loans                                       186             --
   Home equity loans                                      2,753            1,199
   Commercial loans                                       1,707              578
   Construction loans                                     2,534            1,349
                                                        -------          -------
                                                        $22,036          $15,225
                                                        =======          =======

There is no material difference between the notional amount and the estimated fair value of loan commitments and unadvanced portions of loans.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 15 - MERGER WITH UNION FEDERAL SAVINGS BANK

On February 21, 1997 Union Federal Savings Bank (Union), a mutual entity, was merged with and into Bay State Federal Savings Bank (Bay State). The merger was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements include the accounts and operations of Union for all periods prior to the merger.

Separate results of the combining entities are as follows:

                                                Bay State      Union    Combined
                                                ---------      -----    --------
                                                          (In Thousands)
April 1, 1996 to February 20, 1997
     Net interest and dividend income             $6,372      $1,257      $7,629
     Net income                                    1,177          56       1,233
Year ended March 31, 1996
     Net interest and dividend income              6,683       1,442       8,125
     Net income                                    1,513         171       1,684

Union's fiscal years ended on December 31. The restated financial statements reflect a change in fiscal years for Union to March 31, to conform to Bay State's presentation.

NOTE 16 - CONVERSION TO FEDERALLY CHARTERED CAPITAL STOCK SAVINGS BANK

On September 9, 1997, the Board of Directors of the Bank approved a Plan of Conversion for Bay State Federal Savings Bank ("Plan"). Under the Plan the Bank converted from a federally-chartered mutual savings bank to a federally-chartered capital stock savings bank. As of March 31, 1998 all of the stock of the Bank is held by the Company.

The Company issued 2,535,232 shares of its common stock through a public offering which provided net proceeds of $49,024 after costs of $1,681.

Pursuant to the Plan, the Company established a Charitable Foundation ("Foundation") in connection with the Conversion. Under the Plan, the Bank and the Company donated an amount of the Company's common stock equal to 8% of the common stock sold in the Conversion. The Foundation is dedicated to charitable purposes within the communities in which the Bank operates and to complement the Bank's existing community activities.

The Foundation has submited a request to the Internal Revenue Service to be recognized as a tax-exempt organization and will likely be classified as a private foundation. A contribution of common stock to the Foundation by the Company is tax deductible, subject to a limitation based on 10 percent of the Company's annual taxable income. The Company, however, will be able to carry forward any unused portion of the deduction for five years following the contribution. Upon funding the Foundation, the Company recognized an expense in the full amount of the contribution, offset in part by the corresponding tax deduction.

At the time of the Conversion, the Bank established a liquidation account in an amount equal to its equity as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

The balance of the liquidation account was $12,871 as of March 31, 1998.

After the conversion, the Bank may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

NOTE 17 - STOCK-BASED COMPENSATION

As of March 31, 1998 the Company plans to adopt two stock-based compensation plans.

Stock Program. The Company intends to adopt the Stock Program which would provide for the granting of Common Stock to directors, officers and employees of the Company and its affiliates and seek stockholder approval of such plans at a meeting of stockholders following the Conversion which, under current OTS regulations, may be held no earlier than six months after completion of the Conversion. Assuming the receipt of stockholder approval, the Company expects to acquire Common Stock on behalf of the Stock Program in an amount equal to 4% of the Common Stock issued in the Conversion, including shares issued to the Foundation, or 101,409 shares. These shares will be acquired either through open market purchases by a trust established for the Stock Program or contributed by the Company from authorized but unissued Common Stock.

Although no specific award determinations have been made, the Company anticipates that it will provide awards to the directors, officers and employees to the extent permitted by applicable regulations. Current OTS regulations provide that, with respect to any such benefit plan which is implemented within one year after consummation of the Conversion, no individual may receive more than 25% of the shares of any such plan and non-employee directors may not receive more than 5% individually, or 30% in the aggregate, of the shares awarded under any such plan. Common Stock awarded under the Stock Program will be awarded at no cost to the recipients. Under the terms of the Stock Program, an independent trustee will vote unallocated shares in the same proportion as it receives instructions from recipients with respect to allocated shares which have not been earned and distributed. The trustee will not vote allocated shares which have not been distributed if it does not receive instructions from the recipient. The specific terms of the Stock Program intended to be adopted and the amounts of awards thereunder have not yet been determined by the Board of Directors and any such determination will consider various factors, including but not limited to, the financial condition of the Company, current and past performance of plan participants and tax and securities law and regulation requirements. The stock-based benefits provided under the Stock Program and Stock Option Plan discussed below, may be provided under separate stock program plans and stock option plans for officers, employees and directors or such benefits may be provided for under a single master stock-based benefit plan adopted by the Company which would incorporate the benefits and features in the separate plans (the "Master Stock-Based Benefit Plan"). The award of Common Stock under the Stock Program will be an additional compensation expense to the Company and, accordingly, may result in an increase in the overall compensation expense in future periods.

Stock Option Plan. The Company also intends to adopt the Stock Option Plan which would provide to officers, employees and directors of the Company and its affiliates options to purchase Common Stock. The Company intends to seek stockholder approval of such plan at a meeting of stockholders following the Conversation, which under current OTS regulations may be held no earlier than six months after completion of the Conversion. Although no specific determinations have been made, assuming the receipt of stockholder approval, the Company expects that employees, officers and directors will be granted options to purchase an amount of authorized but unissued Company Stock or treasury stock, if any, equal to 10% of the Common Stock issued in the Conversion, including shares issued to the Foundation, or 253,232 shares. Under the Stock Option Plan, the exercise price of options will be at least equal to the fair market value of underlying Common Stock on the date of grant. Such options will permit such officers, employees and directors to benefit from any increase in the market value of the shares in excess of the exercise price at the time of exercise. Officers, employees and directors receiving such options will not be required to pay for the shares until the date of exercise. The specific terms of the Stock Option Plan intended to be adopted and amounts and awards thereunder have not yet been determined by the Board of Directors and any such determination will consider various factors, including but not limited to, the financial condition of the Company, current and past performance of award recipients and tax and securities law and regulation requirements. The Stock Options discussed above may be provided under the Stock Option Plan, may be provided under separate plans for officers, employees and directors or under the Master Stock-Based Benefit Plan which would incorporate the features and benefits of the separate plans. Although no specific award determinations have been made, the Company anticipates that it will provide awards to the directors, officers and employees to the extent permitted by applicable regulations. Current OTS regulations provide that, with respect to any such benefit plan which is implemented within one year after consummation of the Conversion, no individual may receive more than 25% of the shares of any such plan and non-employee directors may not receive more than 5% individually, or 30% in the aggregate, of the shares awarded under any such plan.

The award and exercise of stock options will result in additional compensation expense to the Company and, accordingly, may result in an increase in the overall compensation expense in future periods.

NOTE 18 - EMPLOYEE STOCK OWNERSHIP PLAN

On March 27, 1998 (the Conversion date) the Company adopted the Bay State Federal Savings Bank Employee Stock Ownership Plan (ESOP) that became effective as of April 1, 1997. On March 27, 1998 the ESOP purchased 202,818 shares of the common stock of the Company. To fund the purchases, the ESOP borrowed $4,056 from Bay State Funding Corporation, a subsidiary of the Company. The borrowing is at an interest rate of 8.5% and is to be repaid in ten equal installments of $615 commencing on March 31, 1998 through March 31, 2007. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Company to the ESOP are discretionary, however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation. Participants will vest in their ESOP account at a rate of 20% annually. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders' equity section of the balance sheet. ESOP expense of the year ended March 31, 1998 was $600. The ESOP shares as of March 31, 1998 were as follows:

Allocated shares                                                      0
Shares released for allocation                                   20,282
Unreleased shares                                               182,536
                                                                -------
Total ESOP shares                                               202,818
                                                                =======

Fair value of unreleased shares                                  $5,453
                                                                =======

NOTE 19 - CONTRIBUTION TO CHARITABLE FOUNDATION

On March 27, 1998, the Company contributed 187,795 shares of its common stock to The Bay State Federal Savings Charitable Foundation (Foundation). The contribution has been reflected as an expense of the Company at the conversion issue price of $20.00 per share. The Foundation directors are also officers of, or members of the Board of the Company or the Bank.

NOTE 20 - EMPLOYMENT AGREEMENTS AND SEVERANCE PLAN

Upon regulatory approval, the Bank and the Company intend to enter into employment agreements with its President and Executive Vice President. The employment agreements would provide for the continued payment of specified compensation and benefits for specified periods. The agreements would also provide for termination by the Company for cause (as defined in the agreements) at any time. The employment agreements would provide for the payment, under certain circumstances, of amounts upon termination following a "change in control" as defined in the agreements. The agreements would also provide for certain payments in the event of the officers' termination for other than cause and in the case of voluntary termination.

Upon regulatory approval, the Bank and the Company intend to enter into change-in-control agreements with certain officers, none of who are covered by an employment agreement. The agreements would provide that in the event voluntary or involuntary termination follows a change in control of the Bank or the company, the officer would be entitled to a severance payment equal to two times the officers annual compensation.

The Bank's Board of Directors intends to, upon regulatory approval, establish a severance plan which will provide eligible employees with severance pay benefits in the event of a change in control of the Bank or the Company. Management personnel with employment or change in control agreements are not eligible to participate in the severance plan. The benefit is equal to one-twelfth of annual compensation for each year of service up to a maximum of 199% of annual compensation.

NOTE 21 - EARNINGS PER SHARE

Earnings per share data have not been presented because such data would not be meaningful given the short period during which common stock was outstanding.

NOTE 22 - RECLASSIFICATION

Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for Bay State Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the consolidated financial statements of Bay State Bancorp, Inc. and Subsidiaries.

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                                  Balance Sheet

                             (Dollars in Thousands)

                                                                       March 31,
ASSETS                                                                   1998
                                                                     -----------
Cash                                                                   $     13
Federal funds sold                                                       18,575
                                                                       --------
           Cash and cash equivalents                                     18,588
Investment in subsidiary, Bay State Federal Savings Bank                 39,700
Investment in subsidiary, Bay State Funding Corp.                         4,056
Deferred tax asset                                                        1,203
Other assets                                                                 93
                                                                       --------
           Total assets                                                $ 63,640
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                      $     66
Stockholders' equity                                                     63,574
                                                                       --------
           Total liabilities and stockholders' equity                  $ 63,640
                                                                       ========


                                Income Statement
              For the period from March 28, 1998 to March 31, 1998

Interest income                                                        $     15
                                                                       --------
Expenses:
   Contribution of shares to The Bay State Federal Savings
     Charitable Foundation at the conversion issued price                 3,756
   Other expense                                                             70
                                                                       --------
           Total expenses                                                 3,826
                                                                       --------

Loss before income tax benefit and equity in undistributed net
   income of subsidiary                                                  (3,811)
Income tax benefit                                                       (1,295)
                                                                       --------
Loss before equity in undistributed net income of subsidiary             (2,516)
Equity in undistributed net income of subsidiary, Bay State Federal
   Savings Bank                                                              36
                                                                       --------
           Net loss                                                    $ (2,480)
                                                                       ========

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                             Statement of Cash Flows

              For the period from March 28, 1998 to March 31, 1998
                             (Dollars in Thousands)

Cash flows from operating activities:
   Net loss                                                            $ (2,480)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Contribution of shares to The Bay State Federal
         Savings Charitable Foundation                                    3,756
       Appreciation in fair value of ESOP shares                            195
       Increase in taxes receivable                                         (93)
       Deferred tax benefit                                              (1,203)
       Increase in accrued expenses                                          66
       Undistributed net income of subsidiary                               (36)
                                                                       --------

   Net cash provided by operating activities                                205
                                                                       --------

Cash flows from investing activities:
   Investment in subsidiary, Bay State Federal Savings Bank             (22,829)
   Investment in subsidiary, Bay State Funding Corp.                     (4,056)
                                                                       --------

   Net cash used in investing activities                                (26,885)
                                                                       --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                46,949
   Costs relating to issuance of common stock                            (1,681)
                                                                       --------

   Net cash provided by financing activities                             45,268
                                                                       --------

Net increase in cash and cash equivalents                                18,588
Cash and cash equivalents at beginning of period                           --
                                                                       --------
Cash and cash equivalents at end of period                             $ 18,588
                                                                       ========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                            MANAGEMENT OF THE COMPANY

Directors of the Company

     The Board of Directors' of the Company currently consists of nine members each of whom is also a director of the Bank. The Board of Directors is divided into three classes, each of which contains one-third of the Board. The directors shall be elected by the stockholders of the Company for staggered three year terms, or until their successors are elected and qualified. One class of directors, consisting of Messrs. Robert B. Cleary, Jerome R. Dangel and Kent T. Spellman, has a term of office expiring at the first annual meeting of stockholders, a second class, consisting of Messrs. Leo F. Grace, H. Chester Webster and Richard F. Hughes, has a term of office expiring at the second annual meeting of stockholders and a third class, consisting of Messrs. John F. Murphy, Richard F. McBride and Denise M. Renaghan, has a term of office expiring at the third annual meeting of stockholders. Their names and biographical information are set forth under "Management of the Bank--Directors."

Executive Officers of the Company

     The following individuals are the executive officers of the Company and hold the offices set forth below opposite their names.


Name                           Age(1)                      Position(s) Held With Company
----------------------------   ------     -------------------------------------------------------------
John F. Murphy..............     58       President, Chief Executive Officer, Treasurer and Chairman of
                                             the Board
Denise M. Renaghan..........     41       Executive Vice President and Chief Operating Officer
Michael O. Gilles(2)........     38       Senior Vice President and Chief Financial Officer
Jill W. MacDougall(3).......     33       Corporate Secretary

---------------
(1)  As of March 31, 1998.

(2) Michael O. Gilles was named Senior Vice President and Chief Financial Officer of the Company and Bank, effective April 23, 1998.

(3) Jill W. MacDougall was appointed Secretary of the Company and the Bank, effective April 23, 1998.

     The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal at the discretion of the Board of Directors.

     Except for directors' meeting fees, since the formation of the Company, none of the executive officers, directors or other personnel has received remuneration from the Company. Information concerning the principal occupations, employment and other information concerning the directors and officers of the Company during the past five years is set forth under "Management of the Bank--Biographical Information."

                             MANAGEMENT OF THE BANK

Directors of the Bank

     The following table sets forth certain information regarding the Board of Directors of the Bank.

                                                                                          Director     Term
Name                            Age(1)          Position(s) Held With the Bank             Since      Expires
----                            ------    ---------------------------------------------    -------    -------
John F. Murphy..............     58       President, Chief Executive Officer, Treasurer    1975         2001
                                          and Chairman of the Board of Directors
Robert B. Cleary............     61       Director                                         1987         2000
Jerome R. Dangel............     54       Director                                         1996         2000
Leo F. Grace................     66       Director                                         1997(2)      2000
Richard F. Hughes...........     66       Director                                         1997(2)      2001
Richard F. McBride..........     69       Director                                         1994         2001
Kent T. Spellman............     49       Director                                         1988         1999
H. Chester Webster..........     87       Director                                         1959         1999
Denise M. Renaghan..........     41       Director, Executive Vice President and Chief     1997(3)      2001
                                          Operating Officer

----------

(1)  As of March 31, 1998.

(2) Former director of Union Federal Savings Bank who was named to the Bank's Board of Directors effective the date of the merger of the Bank and Union Federal.

(3) Ms. Renaghan was elected as a director in December 1997. In May 1998, Ms. Renaghan was elected to the Board of Directors of the Company, filling the vacancy created by the death of C. Brendan Noonan who passed away on February 1, 1998. Until the time of his death, Mr. Noonan was a director of both the Bank and the Company.

Executive Officer of the Bank who is not a Director

     The following table sets forth certain information regarding the executive officer of the Bank who is not a director.

      Name                      Age(1)            Position(s) Held With the Bank
-----------------               ------    -------------------------------------------------
Michael O. Gilles                38       Senior Vice President and Chief Financial Officer

--------------------

(1)  As of March 31, 1998.

     The executive officer of the Bank will retain his office until his re-election at the annual meeting of the Board of Directors of the Bank, held immediately after the first annual meeting of stockholders, and until his successor is elected and qualified or until he is removed or replaced. Officers are subject to re-election by the Board of Directors annually.

Biographical Information

Directors

     John F. Murphy joined the Bank in 1961 and served in various positions until 1976, when he was named President and Chief Executive Officer of the Bank. In 1994, he was also named treasurer of the Bank. In 1996, Mr. Murphy was elected Chairman of the Board of Directors. He has been a member of the Board of Directors since 1975. Mr. Murphy is a director of Connecticut On-Line Computer Center Trust and is a member of the Legislative,

Secondary Market and Federal Home Loan Bank System Committees and the Government Affairs Council of the America's Community Bankers. He is a past president of the New England League of Savings Institutions and a former director of the Federal Home Loan Bank of Boston. Mr. Murphy received a Bachelor of Science from Northeastern University.

     Robert B. Cleary has been principal of the Robert Cleary Insurance Group, a provider of life, property and casualty insurance and financial planning, located in Boston, for approximately forty years. He has been a member of the Board of Directors since 1987.

     Jerome R. Dangel is President of Investment Properties LTD, a real estate investment firm located in Newton, Massachusetts. He has been a member of the Board of Directors since October 1996.

     Leo F. Grace was President, Chief Executive Officer and Chairman of the Board of Directors of Union Federal Savings Bank of Boston from 1968 until the merger of Union Federal with the Bank in February 1997. He joined Union Federal Savings Bank in 1956 and was a director of Union Federal from 1957 until the merger, when he joined the Board of Directors of the Bank. He currently serves as a consultant to the Bank.

     Richard F.  Hughes is the  founder and  President  of Hughes &  Associates,
Inc., an organizational and management consulting firm located in Quincy, Massachusetts. Mr. Hughes was a director of Union Federal from 1993 until the merger with the Bank, when he became a director of the Bank.

     Richard F. McBride is the owner of R.F. McBride Insurance Agency and H. R. McBride Realtor, both of which are located in Watertown, Massachusetts. Mr. McBride has been a director of the Bank since 1994.

     Kent  T.   Spellman  is  founder  and   President  of  Telluride   Clothing
Corporation.,   Inc.,  a  branded  clothing  wholesaler,   located  in  Needham,
Massachusetts. He is also a general partner of several partnerships holding commercial real estate. Mr. Spellman has been a director of the Bank since 1988.

     H. Chester Webster was President of the Bank from 1959 until his retirement in 1976. He has served on the Bank's Board of Directors since 1959 and served as Chairman of the Board from 1988 to 1996.

     Denise M. Renaghan joined the Bank in 1974 and has served in various positions since that time. In 1994, she was promoted to Senior Vice President and Chief Operating Officer and, in January 1997, she was named Executive Vice President and Chief Operating Officer. Ms. Renaghan became a member of the Board of Directors of the Bank in December 1997. Ms. Renaghan is a member of the Education Committee of America's Community Bankers, the Board of Directors of the Brookline Chamber of Commerce, the Loan Committee of the Connecticut On-Line Computer Center, and the Massachusetts Mortgage Bankers Association. She is a past president and currently a member of the Financial Managers Society and is a past president of the Brookline Consortium for Community Housing.

Executive Officer Who is Not a Director

     Michael O. Gilles is Senior Vice President and Chief Financial Officer of the Bank and the Company. From January of 1997 to February of 1998, Mr. Gilles was Senior Vice President, Treasurer and Chief Financial Officer of Cambridgeport Bank, a mutual savings bank located in Cambridge, Massachusetts. Prior to that, Mr. Gilles was the Executive Vice President, Treasurer and Chief Financial Officer of Walden Bancorp, Inc., a publicly traded multi-bank holding company located in Acton, Massachusetts. Mr. Gilles is a certified management accountant, a member of the American Management Association, and is currently an officer of the Boston Chapter of the Financial Managers Society.

Item 10.  Executive Compensation.

Compensation of Directors of the Bank and Company

     All directors of the Bank are currently paid an annual retainer of $4,000 and receive a fee of $500 for each regularly scheduled monthly and special Board meeting attended. Members of the Executive Committee of the Bank additionally receive an annual retainer of $4,000 and a fee of $500 for each meeting attended. For fiscal 1998, there were 2 special meetings of the Board of Directors and 12 meetings of the Executive Committee. All directors of the Company will be paid an annual retainer fee of $4,000.

Summary Compensation Table

     The following table sets forth the cash compensation paid by the Bank as well as other compensation paid or accrued for services rendered in all capacities during the fiscal years ended March 31, 1998, 1997 and 1996, to the Chief Executive Officer and the highest paid executive officer of the Bank who received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                                       Long-Term Compensation
                                                                               ------------------------------------
                                                 Annual Compensation(1)                 Awards              Payouts
                                           ----------------------------------  -------------------------    -------
                                                                    Other      Restricted    Securities
                                                                    Annual        Stock      Underlying      LTIP        All Other
Name and                         Fiscal    Salary       Bonus    Compensation     Awards    Options/SARs    Payouts     Compensation
Principal Positions               Year       ($)         ($)         ($)(2)       ($)(3)       (#)(4)       ($) (5)        ($)(6)
---------------------------      ------    --------    -------    -----------  ----------    -----------    -------     ------------
John F. Murphy
   President, Chief               1998     $241,223    $60,000         --           --           --           --         $147,450
   Executive Officer              1997      228,813     82,145         --           --           --           --           29,093
   and Treasurer ..............   1996      213,701     30,025         --           --           --           --           28,829

Denise M. Renaghan
   Executive Vice                 1998     $136,000    $39,846         --           --           --           --           $7,473
   President and Chief            1997      116,640     58,325         --           --           --           --            7,206
   Operating Officer...........   1996      108,000     16,200         --           --           --           --            3,060

----------
(1) Under Annual Compensation, the column titled "Salary" includes directors' fees for Mr. Murphy and Ms. Renaghan.

(2) For fiscal years 1998, 1997 and 1996, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or
     (e) preferential discounts on stock. For fiscal years 1998, 1997 and 1996, the Bank had no restricted stock or stock related plans in existence.

(3) Does not include awards pursuant to the Stock Program, which may be granted in conjunction with a meeting of stockholders of the Company to be held no sooner than six months after the Conversion, subject to OTS and stockholder approval, as such awards were not earned, vested or granted in fiscal years 1998, 1997 and 1996. For a discussion of the terms of the Stock Program, see "--Benefits--Stock Program." For fiscal years 1998, 1997 and 1996, the Bank had no restricted stock plans in existence.

(4) No stock options or SARs were earned or granted in fiscal years 1998, 1997 and 1996. For a discussion of the Stock Option Plan which is intended to be adopted by the Company, see "--Benefits--Stock Option Plan."

(5) For fiscal years 1998, 1997 and 1996, there were no payouts or awards under any long-term incentive plan.

(6) Other Compensation includes matching contributions under the Bank's 401(a) Plan of $6,450 for Mr. Murphy, and $3,573 for Ms. Renaghan, and life insurance premiums of $141,000 for Mr. Murphy and $3,900 for Ms. Renaghan for fiscal year 1998. Such life insurance policies provide that Mr. Murphy and Ms. Renaghan may receive a benefit, if any, equal to the difference between the cash surrender value of the policy and the premiums paid by the Bank.

Employment Agreements

     Upon regulatory approval, the Bank and the Company intend to enter into employment agreements (collectively, the "Employment Agreements") with Mr. Murphy and Ms. Renaghan (individually, the "Executive"). Review of compensation arrangements by the OTS does not indicate, and should not be construed to indicate, that the

OTS has passed upon the merits of such arrangements. The Employment Agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of Mr. Murphy and Ms. Renaghan.

     The Employment Agreements provide for a three-year term for each Executive and are renewable on an annual basis, unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of the Executive. The terms of the Company Employment Agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of the Company. The Bank and the Company Employment Agreements provide that the Executive's base salary will be reviewed annually. The base salaries, which will be effective for such Employment Agreements for Mr. Murphy and Ms. Renaghan will be $250,000 and $150,000, respectively. In addition to the base salary, the Employment Agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to similarly situated executive personnel. The Employment Agreements provide for termination by the Bank or the Company for cause (as defined in the agreements) at any time. In the event the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank and the Company upon (i) the failure to re-elect the Executive to his/her current offices; (ii) a material change in the Executive's functions, duties or responsibilities; (iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) liquidation or dissolution of the Bank or the Company; or (v) a breach of the Employment Agreements by the Bank or the Company; the Executive or, in the event of death, the Executive's beneficiary would be entitled to receive an amount equal to the remaining base salary payments due to the Executive and the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank or the Company during the remaining term of the Employment Agreements. The Bank and the Company would also continue and pay for the Executive's life, health and disability coverage for the remaining term of the Employment Agreement. Upon any termination of the Executive, the Executive is subject to a covenant not to compete with the Company or the Bank for one year.

     Under the agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company, the Executive or, in the event of the Executive's death, the Executive's beneficiary would be entitled to a severance payment equal to the greater of: (i) the payments due for the remaining terms of the agreement; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months following the change in control. Notwithstanding that both Employment Agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement. In the event of a change in control of the Bank or Company, the total amount of payments due under the Agreements, based solely on the base salaries to be paid Mr. Murphy and Ms. Renaghan effective upon the consummation of the Conversion and excluding any benefits under any employee benefit plan which may be payable, would be approximately $1.2 million.

     Payments to the Executive under the Bank employment agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the Company Employment Agreements would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the Employment Agreements shall be paid by the Bank or Company, respectively, if the Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreements also provide that the Bank and Company shall indemnify the Executive to the fullest extent allowable under federal and Delaware law, respectively. The terms of the agreements as described herein may be revised as a result of OTS review.

Change in Control Agreements

     Upon regulatory approval, the Company and the Bank intend to enter into Change in Control Agreements (the "CIC Agreements") with certain officers of the Company and the Bank, none of whom will be covered by an Employment Agreement. The CIC Agreements provide for either a two-year or three-year term and are renewable on an annual basis. The CIC Agreements will provide that in the event voluntary or involuntary termination follows a change in control of the Bank or the Company, the officer would be entitled to receive a severance payment equal to two times (or three times, as the case may be) the officer's compensation for the twelve months preceding termination. The Bank would also continue and pay for the officer's life, health and disability coverage for 24 or 36 months (as the case may be) following termination. Payments to the officer under the CIC Agreements will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. In the event of a change in control of the Bank or Company, the total payments that would be due under the CIC Agreement, based solely on the current annual compensation paid to the officers covered by the CIC Agreement and excluding any benefits under any employee benefit plan which may be payable, would be approximately $1.3 million.

Employee Severance Compensation Plan

     The Bank's Board of Directors intends to, upon regulatory approval, establish the Bay State Federal Savings Bank Employee Severance Compensation Plan ("Severance Plan") which will provide eligible employees with severance pay benefits in the event of a change in control of the Bank or the Company. Management personnel with employment or CIC agreements are not eligible to participate in the Severance Plan. Generally, employees are eligible to participate in the Severance Plan if they have completed at least one year of service with the Bank. The Severance Plan vests in each participant a contractual right to the benefits such participant is entitled to thereunder. Under the Severance Plan, in the event of a change in control of the Bank or the Company, eligible employees who are terminated from or terminate their employment within one year after the change in control (for reasons specified under the Severance Plan), will be entitled to receive a severance payment. A participant, whose employment has terminated, will be entitled to a cash severance payment equal to one-twelfth of annual compensation for each year of service up to a maximum of 199% of annual compensation. Such payments may tend to discourage takeover attempts by increasing costs to be incurred by the Bank in the event of a takeover. In the event the provisions of the Severance Plan were triggered, the total amount of payments that would be due thereunder, based solely upon current salary levels, would be approximately $1.1 million.

Consulting Agreement

     Pursuant to the Bank's merger with Union Federal in February 1997, the Bank entered into a consulting agreement (the "Consulting Agreement") with Mr. Grace, who at the time of the merger was Union Federal's President and Chief Executive Officer. The agreement, which is for a three-year term, commenced on February 21, 1997 and provides that Mr. Grace be paid an annual amount of $127,000 for consulting services to the Bank. The Consulting Agreement also provides for his termination for cause (as defined in the consulting agreement) or without cause upon a vote of the Board of Directors. During the term of the Consulting Agreement and for a period of 12 months after the termination of the agreement, Mr. Grace is subject to a covenant not to compete, either directly or indirectly, with the Bank.

Insurance Plans

     All full-time employees of the Bank, upon completion of the applicable introductory period, may elect coverage for comprehensive hospitalization, including major medical, and are covered with long-term disability insurance.

Benefits

     Thrift Plan/Savings Plan. The Bank maintains the Financial Institutions Thrift Plan (the "Thrift Plan"), a tax-qualified retirement plan, to encourage eligible employees to save and invest on a regular, long term basis. The Thrift Plan permits eligible employees to make monthly contributions of 1% - 15% of their base monthly salary on an after-tax basis to the Thrift Plan. The Bank makes monthly employer contributions to each participant's account in the Thrift Plan equal to 50% of the participant's contribution up to 6% of the participant's annual base salary. Participants are 100% vested in the amounts credited to their Thrift Plan accounts. Participants in the Thrift Plan do not recognize taxable income on Bank contributions or investment income credited to their accounts under the Thrift Plan until such amounts are distributed to them. During fiscal 1998, the Bank contributed $45,000 to the Thrift Plan.

     Employees are eligible to participate in the Thrift Plan upon the completion of 12 months of continuous employment with the Bank (during which period they complete at least 1,000 hours of service) and the attainment of age
21. Employees paid on an hourly basis are not eligible for participation. Currently, participants in the Thrift Plan may direct the investment of their accounts in several types of investment funds including, but not limited to, an Employer Stock Fund which invests in Company Common Stock. Participants investing in the Employer Stock Fund may directly vote shares of Common Stock held in their Thrift Plan accounts.

     Retirement Plan. The Bank maintains the Financial Institutions Retirement Fund (the "Retirement Plan") to provide retirement benefits for eligible employees. Employees are eligible to participate in the Retirement Plan after the completion of 12 consecutive months of employment with the Bank and the attainment of age 21. Hourly paid employees are excluded from participation in the Retirement Plan. Benefits payable to a participant under the Retirement Plan are based on the participant's years of service and salary. The formula for normal retirement benefits payable annually under the Retirement Plan is 2% multiplied by years of benefit service multiplied by the average of the participant's highest three years of salary paid by the Bank. A participant may elect early retirement as early as age 45. However, such participant's normal retirement benefits will be reduced by an early retirement factor based on age at early retirement.

     Participants generally have no vested interest in Retirement Plan benefits prior to the completion of five years of service with the Bank. Following the completion of five years of vesting service, or in the event of a participant's attainment of age 65, death or termination of employment due to disability, a participant will become 100% vested in the accrued benefit under the Retirement Plan. The table below reflects the pension benefit payable and any payment due under the Supplemental Retirement Plan, discussed below, to a participant assuming various levels of earnings and years of service. The amounts of benefits paid under the Retirement Plan are not reduced for any social security benefit payable to participants. As of January 1, 1998, Mr. Murphy and Ms. Renaghan had credited years of service of 32 years and 24 years, respectively.

     Management Supplemental Executive Retirement Plan. The Bank intends to implement a non-tax qualified Management Supplemental Executive Retirement Plan ("SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The SERP benefit is intended to make up benefits lost under the ESOP allocation procedures to participants who retire prior to the complete repayment of the ESOP loan. At the retirement of a participant, the benefits under the SERP are determined by first: (i) projecting the number of shares that would have been allocated to the participant under the ESOP if they had been employed throughout the period of the ESOP loan (measured from the participant's first date of ESOP participation); and (ii) reducing the number determined by (i) above by the number of shares actually allocated to the Participant's account under the ESOP; and second, by multiplying the number of shares that represent the difference between such figures by the average fair market value of the Common Stock over the preceding five years. Benefits under the SERP vest in 20% annual increments over a five year period commencing as of the date of a Participant's participation in the SERP. The vested portion of the SERP Participant's benefits are payable upon the retirement of the Participant upon or after the attainment of age 65 or in accordance with the requirements of early retirement under the Retirement Plan. A separate trust may be established to hold assets of the Bank for the purpose of paying benefits under the SERP or the Bank may hold assets for SERP payments through a common trust established for the Retirement Benefit Equalization Plan discussed below.

     Benefit Equalization Plan. The Bank has implemented a retirement benefit equalization plan to provide selected employees with retirement benefits which would have been payable under the Retirement Plan and Thrift Plan (the "Benefit Equalization Plan" or "BEP"), but for the limits imposed by the Code on the amount of compensation that may be considered when determining benefits that are payable under tax-qualified plans ("Compensation Code Limit"). In connection with the Conversion, the Bank amended the Benefit Equalization Plan to provide participants with benefits which would be payable under the ESOP but for such limits imposed by the Code discussed above.

     A participant's annual benefit under the BEP equals the excess of the annual benefit that would otherwise be payable to or on account of the participant, but for the limitations imposed by the Code over the annual benefit that is payable to or on account of the participant after giving effect to any reduction of such benefit by the limitations imposed by the Code. The Bank has established a grantor trust (also known as a "rabbi trust") to hold assets of the Bank for the purpose of paying benefits under the BEP, provided that, in the event of the insolvency of the Bank, the assets of the trust are subject to the claims of the Bank's creditors. The assets of this trust may be used to acquire shares of Common Stock to be used to satisfy the obligations of the Bank for the payment of benefits under the BEP.

     Employee Stock Ownership Plan and Trust. The Bank established the ESOP and related trust for all eligible employees effective March 1998. Employees employed with the Bank as of the effective date of the Conversion and employees of the Company and the Bank employed after such date, who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to become participants. The ESOP purchased 8% of the Company Common Stock issued in the Conversion, including the issuance of shares to the Foundation. In order to fund the ESOP's purchase of Company Common Stock, the ESOP borrowed funds from a third-party lender, Bay State Funding Corp., a wholly-owned subsidiary of the Company, equal to 100% of the aggregate purchase price of the Company Common Stock. The ESOP trustee will repay the loan principally from the Company's or the Bank's contributions to the ESOP over a 10-year period. Bay State Funding Corp. holds the Company Common Stock purchased by the ESOP as collateral for the loan. Participants become 100% vested in their ESOP benefits after five years of service, as well as upon death, permanent disability, early retirement or a change in control.

     Stock-Based Incentive Plan. Following the Conversion, the Board of Directors of the Company intends to adopt the Stock-Based Incentive Plan which will provide for the granting of stock options to purchase Common Stock ("Stock Options"), Common Stock ("Stock Awards"), Limited Option Rights and Limited Stock Rights to eligible officers, directors and employees of the Company and the Bank. The Company may provide such stock based benefits under the Stock-Based Incentive Plan or may establish one or more separate plans which would provide for the benefits described herein. In the event the Stock-Based Incentive Plan (or any separate plan(s)) is adopted within one year after conversion, OTS regulations require such plan to be approved by a majority of the Company's stockholders at a meeting of stockholders to be held no earlier than six (6) months after the completion of the Conversion. Under the Stock-Based Incentive Plan the Company intends to grant Stock Options in an amount equal to 10% of the shares of Common Stock issued in the Conversion, including shares issued to the Foundation (or 253,523 shares) and intends to grant Stock Awards in an amount equal to 4% of the shares of Common Stock issued in the Conversion, including shares issued to the Foundation (or 101,409 shares). Any Common Stock awarded under the Stock-Based Incentive Plan will be awarded at no cost to the recipients. The plan may be funded through the purchase of Common Stock by a trust established in connection with the Stock-Based Incentive Plan (or any separate plan(s)) or from authorized but unissued shares. The Board intends to appoint an independent fiduciary to serve as trustee of a trust to be established in connection with the Stock-Based Incentive Plan.

     The grants of Stock Options and Stock Awards under the Stock-Based Incentive Plan will be designed to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward key employees for outstanding performance. It is expected that the Committee administering the plan will determine the terms and conditions of the awards. The Committee may condition the granting or vesting of Stock Options and Stock Awards on the achievement of individual or Company-wide performance goals, including the achievement by the Company or the Bank of specified levels of net income, asset growth, return on equity or other specific financial goals. In addition the Committee will determine the type of options awarded (Incentive Stock Options or Non-Statutory Stock Options), the exercise price of the options and the vesting schedule of all Awards under the plan (subject to OTS Regulations). OTS Regulations provide that no individual officer of employee of the Bank may receive more than 25% of the Stock Options and 25% of the Stock Awards available under the Stock-Based Incentive Plan and non-employee directors may not receive more than 5% individually or 30% in the aggregate of the Stock Options and Stock Awards available under the plan.

     The Stock-Based Incentive Plan will provide for the grant of: (i) options to purchase the Company's Common Stock intended to qualify as incentive stock options under Section 422 of the Code ("Incentive Stock Options"); (ii) options that do not so qualify ("Non-Statutory Stock Options"); and (iii) Limited Option Rights (discussed below) which participants may exercise only in the event of a change in control of the Bank or the Company. Only officers or employees of the Bank and Company may receive Incentive Stock Options. Unless sooner terminated, the plan will be in effect for a period of ten years from the earlier of adoption by the Board of Directors or approval by the Company's stockholders. The Company intends to grant options with Limited Rights at an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. Subject to any applicable OTS regulations, upon exercise of "Limited Option Rights" in the event of a change in control, the employee will be entitled to receive a lump sum cash payment equal to the difference between the exercise price of all unexercised options, whether then exercisable or not, and the fair market value of the shares of common stock subject to the option on the date of exercise of the right in lieu of purchasing the stock underlying the option. It is anticipated that all options granted contemporaneously with stockholder approval of the Stock-Based Incentive Plan will be intended to be Incentive Stock Options to the extent permitted under Section 422 of the Code.

     An individual will not be deemed to have received taxable income upon grant or exercise of any Incentive Stock Option, provided that the employee does not dispose of shares received through the exercise of such option for at least one year after the date the employee receives the stock in connection with the option exercise and two years after the date of grant of the option ("disqualifying disposition"). The Company may not take a compensation expense deduction with respect to the grant or exercise of Incentive Stock Options, unless the employee disposes such shares before the expiration of the period described above (a "disqualifying disposition"). In the case of a Non-Statutory Stock Option and in the case of a disqualifying disposition of an Incentive Stock Option, an employee will be deemed to receive ordinary income upon exercise of the stock option in an amount equal to the amount by which the exercise price is exceeded by the fair market value of the Common Stock purchased by exercising the option on the date of exercise. The amount of taxable income realized by an optionee upon the exercise of a Non-Statutory Stock Option or due to a disqualifying disposition of an Incentive Stock Option is a deductible expense for tax purposes for the Company. Upon the exercise of a Limited Right, the option holder realizes taxable income equal to the amount paid to him or her upon exercise of the right and the Company receives a deduction equal to that same amount.

     The Stock-Based Incentive Plan will provide for the granting of Stock Awards and Limited Stock Rights. Limited Stock Rights will be exercisable by a recipient upon a change in control of the Company or Bank as described in the plan. Subject to OTS Regulations, upon exercise of a Limited Stock Right, the recipient will be entitled to receive a lump sum cash payment equal to the difference of the fair market value of all unvested Stock Awards in exchange for any rights to such unvested Stock Awards.

     The vesting periods for awards under the Stock-Based Incentive Plan will be determined by the Committee administering the Plan. If the Stock-Based Incentive Plan (or any separate plans for employees and directors) is adopted within one year after conversion, awards would become vested and exercisable subject to applicable OTS regulations, which such regulations require that any awards begin vesting no earlier than one year from the date of shareholder approval of the plan and, thereafter, vest at a rate of no more than 20% per year and may not be accelerated except in the case of death or disability. In the event of death, Stock Awards will become 100% vested. In the event of disability, Stock Awards would be 100% vested upon termination of employment of an officer or employee, or upon termination of service as a director. In the event of retirement, if the participant continues to perform services as a Director or consultant on behalf of the Bank, the Company or an affiliate or, in the case of a retiring Director, as a consulting director, unvested Stock Awards would continue to vest in accordance with their original vesting schedule until the recipient ceases to perform such services at which time any unvested Stock Awards would lapse. In the case of death or disability, Stock Options may be exercised for a period of 12 months. However, any Incentive Stock Options exercised more than three months following the date the employee ceases to perform services as an employee would be treated as a Non-Statutory Stock Option. In the event of retirement, if the optionee continues to perform services as a director or consultant on behalf of the Bank, the Company or an affiliate, unvested options would continue to vest in accordance with their original vesting schedule until the optionee ceases to serve as a consultant or director. In the event of death, disability or normal retirement, the Company, if requested by the optionee, or the optionee's beneficiary, could elect, in exchange for vested options, to pay the optionee, or the optionee's beneficiary in the event of death, the amount by which the fair market value of the Common Stock exceeds the exercise price of the options on the date of the employee's termination of employment.

     Applicable OTS regulations currently do not permit accelerated vesting in the event of a change in control of Stock Awards or Stock Options granted under the Stock-Based Incentive Plan described above. Subject to any applicable regulatory requirements, the Stock-Based Incentive Plan may be amended subsequent to the expiration of the one-year period following Conversion to provide for accelerated vesting in the event of a change in control of Stock Awards and Stock Options granted under the Stock-Based Incentive Plan. A change in control is expected to be defined in the plan document and would generally occur when a person or group of persons acting in concert acquires beneficial ownership of 20% or more of a class of equity securities of the Company or the Bank or in the event of a tender or exchange offer, merger or other form of business combination, sale of all or substantially all of the assets of the Company or the Bank or contested election of directors which results in the replacement of a majority of the Board of Directors by persons not nominated by the directors in office prior to the contested election.

     When a participant becomes vested with respect to a Stock Award, the participant will realize ordinary income equal to the fair market value of the Common Stock at the time of vesting (unless the participant made an election pursuant to Section 83(b) of the Code). The amount of income recognized by the participant will be a deductible expense for tax purposes for the Bank. When restricted Stock Awards become vested and are actually distributed to participants, the participants would receive amounts equal to any accrued dividends with respect thereto. Prior to vesting, recipients of Stock Awards could direct the voting of the shares awarded to them. Shares not subject to Stock Awards and shares allocated subject to the achievement of performance goals will be voted by the trustee of the Stock-Based Incentive Plan in proportion to the directions provided with respect to shares subject to Stock Awards. Vested shares are distributed to recipients as soon as practicable following the day on which they are vested.

     Subject to any applicable regulatory requirements, the Stock-Based Incentive Plan (or any separate plans for employees and directors) may be amended subsequent to the expiration of the one-year period to provide for accelerated vesting of previously granted Stock Options or Stock Awards in the event of a change in control of the Company or the Bank. A change in control would generally be considered to occur when a person or group of persons acting in concert acquires beneficial ownership of 20% or more of any class of equity security of the Company or the Bank or in the event of a tender or exchange offer, merger or other form of business combination, sale of all or substantially all of the assets of the Company or the Bank or contested election of directors which resulted in the replacement of a majority of the Board of Directors by persons not nominated by the directors in office prior to the contested election.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Security Ownership of Beneficial Owners. The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock as of May 31, 1998 or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock as of March 31, 1998.

                                Name and Address of
Title of Class                    Beneficial Owner                   Number of Shares   Percent of Class
--------------        ----------------------------------------       ----------------   ----------------
Common Stock          Bay State Federal Savings Bank Employee            202,818(1)           8.0%
                      Stock Ownership Plan
                      1299 Beacon Street
                      Brookline, Massachusetts  02146

Common Stock          The Bay State Federal Savings Charitable           187,795(2)           7.4%
                      Foundation
                      1299 Beacon Street
                      Brookline, Massachusetts 02146

(1) Shares of Common Stock were acquired by the ESOP in the Bank's conversion. The ESOP Committee administers the ESOP. BankBoston, N.A. has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. As of March 31, 1998, 20,282 shares have been allocated to ESOP participants' accounts. Under the ESOP, unallocated shares held in a suspense account will be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of ERISA.

(2) The Foundation was established and funded by the Company in connection with the Bank's Conversion with an amount of the Company's Common Stock equal to 8.0% of the total amount of Common Stock sold in the Conversion. The
     Foundation is a Delaware non-stock corporation and is dedicated to the promotion of charitable purposes within the communities in which the Bank operates. The Foundation is governed by a board of directors with four members, all of whom are directors or officers of the Company or the Bank. Pursuant to the terms of the contribution of Common Stock, as mandated by the OTS, all shares of Common Stock held by the Foundation must be voted in the same ratio as all other shares of the Company's Common Stock on all proposals considered by shareholders of the Company.

     Security Ownership of Management. The following table sets forth the number of shares of Common Stock beneficially owned by the Bank's executive officers and directors as of May 31, 1998. The table also sets forth the beneficial ownership of Common Stock as to all directors and executive officers as a group.

                                                                            Number        Percent
                                                                              of             of
Title of Class          Name                                                Shares         Class
--------------        ---------                                             ------         -----
Common Stock          John F. Murphy....................................    12,529         0.49%
Common Stock          Robert B. Cleary..................................     1,000         0.04
Common Stock          Jerome R. Dangel..................................    20,413         0.81
Common Stock          Leo F. Grace......................................    11,250         0.44
Common Stock          Richard F. Hughes.................................     2,850         0.11
Common Stock          Richard F. McBride................................    20,263         0.80
Common Stock          Kent T. Spellman..................................    36,780         1.45
Common Stock          H. Chester Webster................................       600         0.02
Common Stock          Denise M. Renaghan................................     5,991         0.24
Common Stock          Michael O. Gilles ................................     4,524         0.18
                                                                          --------         ----
Common Stock          All Directors and Executive Officers
                        as a Group (10 persons).........................   116,200         4.58%
                                                                          ========         ====


Item 12. Certain Relationships and Related Transactions.

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

     Prior to FIRREA, the Bank made loans to its executive officers and Directors which were secured by their primary residences. The rates of interest charged by the Bank on such loans were the Bank's cost of funds. Pursuant to FIRREA, in 1989, the Bank discontinued its practice of making such preferential loans to its officers and Directors. However, all such pre-FIRREA preferential loans were "grandfathered" under FIRREA. Since the enactment of FIRREA, the Bank has not made any loans to its executive officers or Directors. The Bank intends to implement a policy whereby it will begin to again offer loans to executive officers and Directors. Such loans, as well as loans made to Bank employees, will be made on the same terms and conditions offered to the general public. If the Bank implements a policy of extending credit to executive officers and Directors, such policy will provide that all such loans will be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of March 31, 1998, the Bank had $4.4 million of loans to executive officers or Directors. With the exception of loans to Messrs. Cleary and Murphy, which are secured by mortgage liens on their primary residences and, at March 31, 1998, had balances of $515,000 and $387,000, respectively, all other of the Bank's loans to executive officers and Directors had balances of less than $60,000 as of March 31, 1998 or were made by the Bank in the ordinary course of business with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features. Although such loans to Messrs. Cleary and Murphy were made prior to the enactment of FIRREA and do not involve more than the normal risk of collectibility or present unfavorable features, such loans were made with interest rates which were below the interest rates otherwise available to the Bank's customers at the time such loans were made.

     The Company intends that all transactions in the future between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

Item 13.  Exhibits and Reports on Form 8-K.

           (a)   The following exhibits are filed as a part of this report:

           2.1 Amended Plan of Conversion (including the Federal Stock Charter and Bylaws of Bay State Federal Savings Bank)*
           3.1   Certificate of Incorporation of Bay State Bancorp, Inc.*
           3.2   Bylaws of Bay State Bancorp, Inc.*
           4.0   Draft Stock Certificate of Bay State Bancorp, Inc.*
          10.1   Bay State Federal Savings Bank Employee Stock Ownership Plan
          10.2   Draft ESOP Loan Commitment Letter and ESOP Loan Documents*
          10.3 Forms of Employment Agreement between Bay State Federal Savings Bank and certain executive officers*
          10.4 Forms of Employment Agreement between Bay State Bancorp, Inc. and certain executive officers*
          10.5 Form of Change in Control Agreement between Bay State Federal Savings Bank and certain executive officers*
          10.6 Form of Bay State Federal Savings Bank Management Supplemental Executive Retirement Plan*
          10.7 Form of Bay State Federal Savings Bank Retirement Benefit Equalization Plan*
          10.8 Bay State Federal Savings Bank Employee Severance Compensation Plan*
          11.0   Computation of earnings per share**
          21.0 Subsidiary information is incorporated herein by reference "Item 1. Business -- General"
          27.0   Financial Data Schedule

                  ---------------

                    * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, Registration No. 333-40115

                    ** Not applicable as the Company did not have a full quarter of earnings in fiscal 1998.

           (b)   Reports on Form 8-K.

                 None.

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BAY STATE BANCORP, INC.


                                   By: /s/ John F. Murphy
                                       -----------------------------------------
                                           John F. Murphy
                                           President and Chief Executive Officer
                                           Treasurer and Chairman of the Board
DATED:  June 29, 1998

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                      Title                                              Date
         ----                      -----                                              ----

/s/ John F. Murphy                 President, Chief Executive Officer, Treasurer      June 29, 1998
-----------------------------      and Chairman of the Board
John F. Murphy                     (Principal Executive Officer)


/s/ Michael O. Gilles              Chief Financial Officer                            June 29, 1998
-----------------------------      (Principal Accounting and Financial Officer)
Michael O. Gilles


/s/ Robert B. Cleary               Director                                           June 29, 1998
-----------------------------
Robert B. Cleary


/s/ Jerome R. Dangel               Director                                           June 29, 1998
-----------------------------
Jerome R. Dangel


/s/ Leo F. Grace                   Director                                           June 29, 1998
-----------------------------
Leo F. Grace


/s/ Richard F. Hughes              Director                                           June 29, 1998
-----------------------------
Richard F. Hughes


/s/ Richard F. McBride             Director                                           June 29, 1998
-----------------------------
Richard F. McBride


/s/ Kent T. Spellman               Director                                           June 29, 1998
-----------------------------
Kent T. Spellman


/s/ H. Chester Webster             Director                                           June 29, 1998
-----------------------------
H. Chester Webster


/s/ Denise M. Renaghan             Director                                           June 29, 1998
-----------------------------
Denise M. Renaghan