Form 10QSB
period 1998-06-30
BAY STATE BANCORP INC
filed 1998-08-12
CIK 1048767

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 1998
                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

                         Commission file number 1-13691

                             Bay State Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                               04-3398630
 (State or other jurisdiction of                             I.R.S. Employer
    Incorporation or organization)                         Identification No.)

1299 Beacon Street, Brookline, Massachusetts                     02446
(Address of principal executive offices)                       (Zip Code)

     Issuer's telephone number, including area code: (617) 739-9500

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x] Yes [_]No

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of July 31, 1998 was 2,535,232.

Transitional Small Business Disclosure Format                    [_] Yes [x] No

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION .......................................................    1
   Item 1 - Financial Statements .....................................................    1
       Consolidated Balance Sheets - June 30, 1998 and March 31, 1998 ................    1
       Consolidated Income Statements - Three months ended June 30, 1998
          and 1997 ...................................................................    2
       Consolidated Statements of Cash Flows - Three months ended June 30, 1998
          and 1997 ...................................................................    3
       Consolidated Statements of Changes in Stockholders' Equity - Three months ended
          June 30, 1998 ..............................................................    4
       Notes to Consolidated Financial Statements for the Period Ended
       June 30, 1998 .................................................................    5
   Item 2 - Management's Discussion and Analysis or Plan of Operation ................    6

PART II - OTHER INFORMATION ..........................................................   18
   Item 1 - Legal Proceedings ........................................................   18
   Item 2 - Changes in Securities and use of proceeds ................................   18
   Item 3 - Defaults Upon Senior Securities ..........................................   18
   Item 4 - Submission of Matters to a Vote of Security Holders ......................   18
   Item 5 - Other Information ........................................................   18
   Item 6 - Exhibits and Reports on Form 8-K .........................................   18

SIGNATURES ...........................................................................   19
EXHIBITS .............................................................................   20
   Computation of per share earnings - Exhibit 11 ....................................   20
   Financial Data Schedule - Exhibit 27 ..............................................   21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                 June 30      March 31
                                                                   1998          1998
                                                                ---------     ---------

ASSETS                                                                  Unaudited
Cash and due from banks                                         $   3,852     $   3,513
Short-term investments                                             17,900        46,000
Investment and mortgage-backed securities
        Available for sale (amortized cost of $19,474
          and $ 5,391)                                             20,612         6,523

        Held to maturity (market value of $3,956 and $4,274)        3,943         4,272
Mortgage loans held for sale                                          867           822
Loans receivable, net                                             231,053       224,928
Stock in Federal Home Loan Bank of Boston                           1,873         1,873
Accrued interest receivable                                         1,420         1,260
Premises and equipment, net                                         2,595         2,581
Deferred tax asset                                                  2,060         2,065
Other assets                                                        1,442         1,454
                                                                ---------     ---------
                Total assets                                    $ 287,617     $ 295,291
                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
        Deposits                                                $ 204,547     $ 207,780
        Borrowed funds                                             15,000        20,000
        Other borrowed funds                                        1,561         2,176
        Accrued expenses and other liabilities                      2,420         1,761
                                                                ---------     ---------
              Total liabilities                                   223,528       231,717
                                                                ---------     ---------
Stockholders' equity:
        Common stock, par value $.01 per share, issued
              and outstanding 2,535,232 and 2,535,232 shares           25            25
        Additional paid-in capital                                 49,194        49,194
        Retained earnings                                          17,854        17,340
        Net unrealized gain on investments available for sale         667           666
        Less: Unearned ESOP shares                                 (3,651)       (3,651)
            Total stockholders' equity                               --            --
            Total liabilities and stockholders' equity             64,089        63,574
                                                                ---------     ---------
                                                                $ 287,617     $ 295,291
                                                                =========     =========

Equity-to-asset ratio                                               22.28%        21.53%
Book value per share                                            $   27.24     $   27.02

        The accompanying notes are an integral part of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                         Consolidated Income Statements
                      (In thousands, except per share data)

                                                                       Three months ended
                                                                            June 30,
                                                                            --------
                                                                       1998         1997
                                                                    ----------   ----------

Interest income:                                                            Unaudited
        Loans                                                       $    4,652   $    4,216
        Investments                                                        238          277
        Other interest                                                     527           23
                                                                    ----------   ----------
              Total interest income                                      5,417        4,516
                                                                    ----------   ----------
Interest expense:
        Deposits                                                         2,242        2,150
        Borrowed funds                                                     216          240
                                                                    ----------   ----------
              Total interest expense                                     2,458        2,390
                                                                    ----------   ----------
              Net interest income before provision for loan losses       2,959        2,126

Provision for loan losses                                                   50          --
              Net interest income after provision for loan losses        2,909        2,126
                                                                    ----------   ----------
Non-interest income:
        Service charges on deposit accounts                                 62           70
        Gain on sale of loans                                               13            3
        Gain on sale of other real estate owned                             --           19
                                                                    ----------   ----------
              Total non-interest income                                     75           92
                                                                    ----------   ----------
              Income before non-interest expense and income taxes        2,984        2,218
                                                                    ----------   ----------
Non-interest expense:
        Salaries and employee benefits                                   1,190          852
        Equipment Expense                                                   80           63
        Occupancy Expense                                                  156          157
        Federal deposit insurance premiums                                  31           31
        Advertising                                                         45           42
        Data processing                                                     57           55
        Other                                                              508          289
                                                                    ----------   ----------
              Total non-interest expense                                 2,067        1,489
                                                                    ----------   ----------
              Income before income taxes                                   917          729
Income tax expense                                                         403          295
                                                                    ----------   ----------
              Net income                                            $      514   $      434
                                                                    ==========   ==========
Comprehensive net income                                            $      515   $      559
                                                                    ==========   ==========

Weighted average common and common equivalent shares outstanding     2,352,696          n/a
                                                                    ==========
Basic earnings per share                                            $     0.22          n/a
                                                                    ==========
Diluted earnings per share                                          $     0.22          n/a
                                                                    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)


Net cash flows from operating activities:                               Three months ended June 30,
                                                                        ---------------------------
                                                                            1998         1997
                                                                            ----         ----
                                                                                 Unaudited
Net income                                                              $    514    $    434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                     50          --
Net increase in mortgage loans held-for-sale                                 (45)         --
Gain on sale of mortgage loans                                               (13)         (3)
Depreciation and amortization                                                 65          55
Increase (decrease) in deferred loan origination fees                        (99)         57
Amortization of securities, net of accretion                                   2           2
Gain on sale of other real estate owned                                       --         (19)
Increase in accrued interest receivable                                     (160)       (106)
Decrease in deferred income tax assets, net                                   --         131
Decrease in prepaid expenses and other assets                                 12          60
Increase in other liabilities                                                659         187
                                                                        --------    --------

Net cash provided by operating activities                                    985         798
                                                                        --------    --------

Cash flows from investing activities:
Proceeds from sales of other real estate owned                                --          92
Proceeds from maturities of held-to-maturity securities                      327         224
Purchases of available-for-sale securities                               (14,083)        (34)
Net increase in loans                                                     (6,063)     (8,693)
Capital expenditures                                                         (79)       (394)
                                                                        --------    --------

Net cash used in investing activities                                    (19,898)     (8,805)
                                                                        --------    --------


Cash flows from financing activities:
Net increase (decrease) in deposits                                       (3,233)      1,475
Repayment of advances from the Federal Home Loan Bank                     (5,000)    (14,500)
Advances from the Federal Home Loan Bank                                      --      19,500
Net increase (decrease) in other borrowed funds                             (615)      1,460
                                                                        --------    --------
Net cash (used in) provided by financing activities                       (8,848)      7,935
                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents                      (27,761)       (72)

Cash and cash equivalents at beginning of period                           49,513      3,617
                                                                        --------    --------
Cash and cash equivalents at end of period                              $ 21,752    $  3,545
                                                                        ========    ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
        Interest                                                        $  2,465    $  2,391
        Taxes                                                                 78          93

        The accompanying notes are an integral part of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)




                                                     Additional                 Net      Unearned     Total
                                           Common     Paid-in    Retained    Unrealized    ESOP    Stockholders'
                                            Stock      Capital   Earnings       Gain       shares    Equity
                                          --------   ----------  ---------   ----------  --------   --------
Balance at March 31, 1997                 $     --   $     --    $19,091        $383      $  --     $19,474
     Net loss                                   --         --     (1,751)         --         --      (1,751)
     Stock issued pursuant to
      initial common
       stock offering                           23     45,245         --          --         --      45,268
     Issuance of 187,795 shares of
      common stock
       to The Bay State Federal
        Savings Charitable
         Foundation                              2      3,754         --          --         --       3,756

     Common stock acquired by ESOP              --         --         --          --     (4,056)     (4,056)
     Reduction in unearned ESOP
      shares charged to expense                 --         --         --          --        405         405
     Appreciation in fair value of
      unearned ESOP shares
       charged to expenses                      --        195         --          --         --         195
     Change in net unrealized gain on
      investments available for sale            --         --         --         283         --         283
                                          --------   --------   --------    --------   --------    --------
Balance at March 31, 1998                       25     49,194     17,340         666     (3,651)     63,574
     Net income                                 --         --        514          --         --         514
     Change in net unrealized gain
      on investments available for sale         --         --         --           1         --           1
                                          --------   --------   --------    --------   --------    --------


Balance at June 30, 1998 (Unaudited)           $25    $49,194    $17,854        $667    $(3,651)     64,089
                                          ========   ========   ========    ========   ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED June 30, 1998

(1)  Organization

     Bay State Bancorp, Inc. ("Company" or "Bay State") was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Savings Bank ("Bank") as part of the Bank's conversion from a mutual form of organization to a stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Conversion, completed on March 29, 1998, resulted in the Company issuing an aggregate 2,535,232 shares of its common stock, par value $.01 per share, at a price of $20 per share, of which 2,347,437 shares were issued in a subscription offering and 187,795 shares were issued to The Bay State Federal Savings Charitable Foundation (the "Foundation), established by the Bank. Prior to the Conversion, Bay State had not engaged in any material operations.

(2)  Accounting Principles

     The accompanying unaudited consolidated financial statements of Bay State Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended March 31, 1998, filed with the Securities and Exchange Commission.

Item 2 - Management's Discussion and Analysis or Plan of Operation

General

     Bay State Bancorp, Inc. a savings and loan holding company was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Savings Bank as part of the Bank's conversion from a mutual to stock form of organization. Bay State Federal Savings Bank is a federally chartered savings bank and is subject to regulation by the Office of Thrift Supervision.

     The Bank has five full service retail banking offices located in Norfolk and Suffolk counties. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conduct other business as allowable for federally chartered banks. The Banks' lending operations focus on, residential first mortgages, commercial real estate loans, residential construction loans, home equity lines of credit, and consumer loans.

     The Banks' business activities are concentrated in Eastern Massachusetts. All retail banking activity is conducted through the banking offices. Lending operations, particularly loan originations, are conducted from the retail offices and at the point of sale. Neither the Company and the Bank nor any of their subsidiaries conduct business on a national or international basis.

     The operating results of the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earnings assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. Results of operations are also affected by the provision for loan losses, the level of non-interest income, including deposit and loan fees, and gains on sales of assets, operating expenses, and income taxes.

Comparison of Financial Condition at June 30, 1998 and March 31, 1998

     Total assets at June 30, 1998 were $287.6 million, compared to $295.3 million at March 31, 1998, a decrease of 2.6%. The decrease in total assets was primarily the result of a reduction of $3.2 million in deposits and $5.0 million in borrowed funds, these outflows were funded with short-term investments. While total assets declined, there were increases in loans receivable of $6.1 million, or 2.8%, and investment securities increased $13.8 million, or 127.8%. The increases in the respective portfolios were funded from short-term investments. Loan receivable growth was mainly in the residential mortgage area, while the increase in the investment portfolio was primarily in government agencies and certain equity investments.

     Total equity was $64.1 million, or 22.28%, of total assets at June 30, 1998, an increase of $515,000 or 0.81%, from the $63.6 million, or 21.53%, of total assets at March 31, 1998. The Company's book value per share at June 30, 1998 was $27.24.

Investments

     Short-term investments of $17.9 million at June 30, 1998, consisted solely of overnight deposits in the Federal Home Loan Bank of Boston, a decrease of $28.1 million, or 61.1%, from the $46.0 million at March 31, 1998. This decrease was a result of funding the growth in the investment securities and loan portfolios, to fund the minor outflow of deposits and payoff borrowed funds.

     As a result of the stability in interest rates, and the corresponding impact on the market value of the investments classified as available for sale, a $667,000 net unrealized gain was recognized as an increase to equity at June 30, 1998, compared to an unrealized gain of $666,000 at March 31, 1998.

     The tables below show the investment securities portfolios for the periods presented:

     The amortized cost and estimated market values of investments available for sale were:

                                            June 30, 1998          March 31, 1998
                                            --------------         --------------
                                                    Estimated             Estimated
                                       Amortized     market    Amortized   market
                                         cost        value       cost       value
                                       ---------    --------   ---------  ---------
Investment securities                                    (In thousands)
Marketable equity securities            $ 8,009    $ 9,067    $ 5,391    $ 6,523

Trust preferred equity securities         1,468      1,480         --         --

Preferred stocks                          1,000      1,066         --         --

Government agency securities              8,997      8,999         --         --
                                        -------    -------    -------    -------

                                        $19,474    $20,612    $ 5,391    $ 6,523
                                        =======    =======    =======    =======


     The amortized cost and estimated market values of investments held to maturity were:

                                          June 30, 1998         March 31, 1998
                                        --------------------  ---------------------
                                                   Estimated              Estimated
                                        Amortized   market    Amortized    market
                                          cost      value       cost       value
                                         ------     ------     ------     ------
Investment securities                                (In thousands)
Government agency securities             $2,000     $2,000     $2,001     $1,999


Mortgage-backed securities                1,943      1,956      2,271      2,275
                                         ------     ------     ------     ------


                                         $3,943     $3,956     $4,272     $4,274
                                         ======     ======     ======     ======

Loans

     During the first quarter, loans receivable increased by $6.1 million, or 2.72%, as detailed below:

                                             June 30,      % of total      March 31,       % of  total
                                              1998          loans          1998             loans
                                            ---------      ------          -------          -------
Mortgage loans:                                             (Dollars in thousands)
     Residential 1 - 4 family               $ 156,147       66.76%        $157,240            68.99%
     Equity lines                               4,181        1.79            4,028             1.77
     Residential multi-family                  22,738        9.72           22,411             9.83
     Commercial real estate                    39,298       16.80           35,468            15.56
     Construction and development               5,455        2.33            5,287             2.32
                                            ---------      ------         --------          -------
          Total mortgage loans                227,819       97.40          224,434            98.47
Commercial loans                                2,396        1.02               43             0.02
Other loans                                     3,692        1.58            3,434             1.51
                                            ---------      ------         --------          -------
     Total loans                              233,907      100.00%         227,911           100.00%
                                                           ======                           =======

Deduct:
     Allowance for loan losses                  2,483                        2,513
     Deferred loan fees                           371                          470
                                            ---------                     --------
Net loans receivable                        $ 231,053                     $224,928
                                            =========                     ========

     The Banks' primary lending focus is real estate lending. At June 30, 1998, residential, commercial real estate, and construction and development loans represented 97.40% of total loans, compared to 98.47% at March 31, 1998.

     At June 30, 1998 loans serviced for investors was $16.5 million compared to $15.6 million at March 31, 1998.

Asset Quality

     At June 30, 1998 non-performing assets totaled $2.0 million, a decrease of $249,000, or 10.93%, from $2.3 million at March 31, 1998. Non-performing assets consist of all loans that are delinquent 90 days or more. The Bank had no other real estate owned at June 30, 1998 or March 31, 1998. At June 30, 1998, non-performing assets represented 0.71% of total assets and 0.88% of loans receivable, compared to 0.77% and 1.00%, respectively, at March 31, 1998. The decrease in non-performing assets was primarily in one-to-four family residential mortgages.

     The composition of non-performing assets for the periods presented was:

                                                       June 30,        March 31,

                                                    1998       1997       1998
                                                    -----      -----      ----

                                                          (Dollars in thousands)

Non-accrual loans:
         One-to-four-family                         $  994     $1,605     $1,258

         Multi-family                                  254         --        254

         Commercial real estate                        739         --        739

         Construction and development                   --         --         --

         Equity lines                                   --         39         --

         Other                                          43          2         28
                                                    ------     ------     ------

                                                    $2,030     $1,646     $2,279
                                                    ======     ======     ======

Non-performing assets as a percentage of:

         Loans receivable                             0.88%     0.76%      1.00%

         Total assets                                 0.71      0.68       0.77



The following represents the activity in the allowance for loan losses for the three months ended June 30, 1998:

                                                                 (In thousands)

Balance at March 31, 1998                                           $2,513

Provision for loan losses                                               50

Losses charged to allowance                                             80

Recoveries                                                              --

Balance at June 30, 1998                                            $2,483
                                                                    ======

     The Bank continually reviews its delinquency position, underwriting and appraisal procedures, charge-off experience, and current real estate market conditions with respect to its entire loan portfolio. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Deposits and Borrowed Funds

        Deposits decreased slightly during the three month period as detailed below:

                                      June 30,  % of total   March 31,  % of total
                                        1998    deposits      1998      deposits
                                      --------  ----------   --------   ---------
                                                 (Dollars in thousands)
Regular savings accounts              $ 27,026     13.21%    $ 32,216     15.51%

NOW accounts                            21,782     10.65       22,989     11.06



Money market accounts                   45,663     22.32       42,440     20.43

Non-interest bearing deposits              536      0.26          485      0.23
                                      --------    ------     --------    ------
                                        95,007     46.44       98,130     47.23

Term deposits                          109,540     53.56      109,650     52.77
                                      --------    ------     --------    ------

Total deposits                        $204,547    100.00%    $207,780    100.00%
                                      ========    ======     ========    ======

     During the period, borrowed funds decreased $5,000,000, or 25.00%, as the Bank used short-term investments to pay off Federal Home Loan Bank borrowings as they matured.

Comparison  of  Operating  Results for the three  months ended June 30, 1998 and
1997

Results of Operations

     Consolidated net income for the three months ended June 30, 1998 totaled $514,000, or $0.22 per share, compared to $434,000 for the same period last year. This represents an increase of 18.43% in earnings. Due to the recent Conversion, the earnings per share numbers for the prior period are not meaningful. The increase in earnings was directly attributable to an increase in net interest income. This increase in net interest income is directly attributable to the increased level of earning assets funded by the Conversion proceeds.

     Interest Income

     Interest income for the three months ended June 30, 1998 increased $901,000, or 20.0%, to $5.4 million, compared to $4.5 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, partially offset by a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased from $228.7 million for the quarter ended June 30, 1997 to $277.4 million for the quarter ended June 30, 1998, an increase of $48.7 million, or 21.3%. The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of short-term investments of $35.8 million, or 34.1%, an increase in loans, net, of $14.2 million or 6.7% and a decrease in mortgage-backed and mortgage related securities of $1.0 million, or 33.2%. The yield on interest-earning assets decreased 9 basis points to 7.81%.

     Interest Expense

     Interest expense for the three months ended June 30, 1998 increased $68,000, or 2.9%, to $2.5 million, compared to $2.4 million for the three months ended June 30, 1997. The increase in interest expense was primarily due to a $7.3 million, or 3.4%, increase in the average balance of interest-bearing liabilities which increased from $213.5 million for the three months ended June 30, 1997 to $220.9 million for the three months ended June 30, 1998. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $6.8 million, or 3.5% and a decrease in the average balance of borrowed funds of $.5 million, or 2.9%. The cost of average interest-bearing liabilities decreased 3 basis points to 4.45%.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.


For the three months ended June 30,                                          1998                                    1997
                                                           ---------------------------------        --------------------------------
                                                                         Interest                                Interest
                                                           Average        income/     Yield/        Average       income/    Yield/
                                                           balance        expense       rate        balance       expense      rate
                                                           -------       --------     ------        -------       -------    ------
                                                                                      (Dollars in thousands)
Assets
Interest-earning assets:

 Short-term investments                                   $ 36,813       $    527       5.73%      $  1,050      $     23      8.76%

 Investment securities                                      14,007            203       5.80         14,242           225      6.32

 Mortgage-backed and mortgage related
     securities                                              2,094             35       6.88          3,133            52      6.64

 Loans, net and mortgage loan
   held-for-sale                                           224,494          4,652       8.29        210,313         4,216      8.02
                                                          --------       --------                  --------      --------

Total interest-earning assets                              277,408          5,417       7.81        228,738         4,516      7.90
                                                                         --------                                --------

Non interest-earning assets                                 12,291                                    7,093
                                                          --------                                 --------
  Total                                                   $289,699                                 $235,831
                                                          ========                                 ========

Liabilities and Equity

Interest-bearing liabilities:

  NOW accounts                                            $ 21,776             94       1.73       $ 20,751            94      1.81

  Regular savings accounts                                  28,627            174       2.43         30,262           186      2.46

  Money market accounts                                     38,571            450       4.67         38,733           385      3.98

  Certificate accounts                                     114,416          1,524       5.33        106,800         1,485      5.56
                                                          --------       --------                  --------      --------

Total interest-bearing deposits                            203,390          2,242       4.41        196,546         2,150      4.38

  FHLB advances                                             17,500            216       4.88         17,000           240      5.59
                                                          --------       --------                  --------      --------

Total interest-bearing liabilities                         220,890          2,458       4.45        213,546         2,390      4.48
                                                                         --------                                --------

  Demand deposits                                              498                                       92

  Other liabilities                                          4,461                                    2,423

  Equity                                                    63,850                                   19,770
                                                          --------                                 --------

  Total                                                   $289,699                                 $235,831
                                                          ========                                 ========

Net interest income                                                      $  2,959                                $  2,126
                                                                         ========                                ========

Interest rate spread                                                                    3.36%                                  3.42%
                                                                                        ====                                   ====

Net interest margin                                                                     4.14%                                  3.72%
                                                                                        ====                                   ====

     The increase of $833,000 in net interest income is analyzed as follows:


                                                         Quarters ended June 30,
                                                             1998 vs. 1997
                                                         ------------------------
                                                Change due to Increase (Decrease)
                                                ---------------------------------
                                          Volume              Rate          Net
                                          ------              ----          ----
                                                             (In thousands)
Interest income:
        Loans                              $ 291             $ 144        $ 435
        Investment securities                487               (21)         466
                                           -----             -----        -----
           Total                             778               123          901

Interest expense:
        Deposits                              83                 9           92
        Borrowings                             7               (31)         (24)
           Total                              90               (22)          68
                                           -----             -----        -----
Net interest income                        $ 688             $ 145        $ 833
                                           =====             =====        =====

Provision for Loan Losses

     The provision for loan losses totaled $50,000 for the quarter ended June 30, 1998, compared to none for the same period last year. The increase in the provision reflected the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future losses incurred by the Bank, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest income

     Total non-interest income decreased $17,000, or 18.5%, to $75,000. Other fees and charges decreased $8,000 due to decreased volumes in transaction accounts and fees charged on certain transactions. Gain on sale of loans increased $10,000, or 333.33%, due to the increased level of sales over the same period last year. During the previous fiscal quarter the Bank recognized $19,000 in gains on the sale of other real estate, of which there were none in the current fiscal quarter.

Non-interest expense

     Salaries and benefits increased $338,000, or 39.7%, the result of $147,000 in compensation expense associated with the Employee Stock Option Plan allocation, a general increase in salaries and benefits, and an increase in the number of employees over the same period last fiscal year. Occupancy and equipment expenses increased $16,000, or 7.3%, primarily a result of the increased level of depreciation on building and leasehold improvements. Other expenses increased $219,000, or 75.8%, primarily as a result of $188,000 in non-recurring expenses associated with the implementation of certain developmental strategies and programs associated with the strategic planning for the future.

Income Taxes

     Income taxes for the three months ended June 30, 1998 were $403,000 on pretax income of $917,000, for an effective rate of 43.95%, compared to $295,000 on pretax income of $729,000, for an effective rate of 40.47% for the same period last fiscal year. The higher than previous years effective tax rate is mainly due to the non-deductibility of certain expenses in the current fiscal year.

Capital Adequacy

     The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

     At June 30, 1998 the Company's capital ratio was 22.28% of total assets. The Bank at June 30, 1998 had total capital of 14.09% and risk based capital of 26.23% (unaudited).

     The FDIC sets minimum leverage ratios for each insured institution depending upon its CAMELS rating. Banks with the highest ratings are required to carry a 3.0% leverage ratio, with less highly rated institutions required to have minimum ratios at least 1.0% to 2.0% greater. Additionally, the FDIC has risk-based capital regulations. Under these requirements, banks must have a minimum risk-based capital rate of 8.00%.

     At June 30, 1998 the Company and the Bank met all the capital adequacy requirements to which they are subject. As of June 30, 1998, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Asset/Liability Management

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

  Change in
  Interest
  Rates in                        Net Portfolio Value            NPV as % of
Basis Points                                                     Portfolio
(Rate Shock)                                                   Value of Assets
                                                            NPV
                   Amount     $ Change       % Change     Ratio       Change(1)
                             -------------------------------------------------
                                           (Dollars in thousands)
   400             $38,326     $(6,256)         (14)%     13.22%        (167)



   300              40,766      (3,816)          (9)      13.91          (98)


   200              42,745      (1,837)          (4)      14.45          (45)


   100              44,096        (487)          (1)      14.79          (10)


Static              44,582          --           --       14.89           --


  (100)             44,750         168           --       14.90            1


  (200)             44,883         301            1       14.89           --


  (300)             45,491         909            2       15.02           13


  (400)             46,820       2,238            5       15.35           45

(1)  Expressed in basis points.

Liquidity

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At June 30, 1998 the Bank's liquidity ratio was 14.7%. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1998, cash and cash equivalents and securities totaled $48.2 million, or 16.75% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1998, the Bank had $15.0 million in advances outstanding from the FHLB, and at June 30, 1998, had an additional overall borrowing capacity from the FHLB of $151.8 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

Year 2000 Compliance

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. The Bank primarily utilizes a third-party vendor for processing the primary banking applications. In addition, the Bank also uses third-party vendor application software for all ancillary computer applications. The third-party vendor for the Bank's banking applications is in the process of modifying and upgrading its computer applications to ensure Year 2000 compliance. In the event that the Bank's third party vendor or its significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Bank's business or operations could be adversely affected. However, management believes that the Bank's own internal system, networks and resources would allow the Bank to effectively operate and service its customers in the event its significant vendors do not achieve satisfactory Year 2000 compliance. In addition, if significant vendors failed to meet Year 2000 operating requirements, the Bank intends to engage alternative vendors and suppliers. While the Bank cannot estimate the costs and expenses associated with hiring new vendors and suppliers, management believes that such costs would not have a material impact on the Bank's earnings or results of operations.

     Statements contained in this document, which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Neither the Company nor any of its subsidiaries is party to any pending legal proceedings which are material other than routine litigation incidental to their business activities.

Item 2 - Changes in Securities and Use of Proceeds

     Not applicable.

Item 3 - Defaults Upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11.0
          27.0

     (b)  Reports on Form 8-K

          (i)  None

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Bay State Bancorp, Inc.


August 10, 1998                          \s\ John F. Murphy
--------------------                     --------------------------
Date                                     John F. Murphy
                                         Chairman, President, and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


August 10, 1998                          \s\ Michael O. Gilles
--------------------                     -----------------------------
Date                                     Michael O. Gilles
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting and Financial
                                         Officer)