Form 10QSB
period 1998-09-30
BAY STATE BANCORP INC
filed 1998-11-12
CIK 1048767

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of November 7, 1998 was 2,535,232.

Transitional Small Business Disclosure Format                     Yes [_] No [X]

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

  PART I - FINANCIAL INFORMATION..................................................................................1
    Item 1 - Financial Statements.................................................................................1
      Consolidated Balance Sheets - September 30, 1998 and March 31, 1998 ........................................1
      Consolidated Income Statements - Three and six months ended September 30, 1998 and 1997.....................2
      Consolidated Statements of Cash Flows - Six months ended September 30, 1998 and 1997........................3
      Consolidated Statements of Changes in Stockholders' Equity - Six months ended September 30, 1998............4
      Notes to Consolidated Financial Statements for the Period Ended September 30, 1998..........................5
    Item 2 - Management's Discussion and Analysis or Plan of Operation............................................6

  PART II - OTHER INFORMATION....................................................................................19
    Item 1 - Legal Proceedings...................................................................................19
    Item 2 - Changes in Securities and use of proceeds...........................................................20
    Item 3 - Defaults Upon Senior Securities.....................................................................20
    Item 4 - Submission of Matters to a Vote of Security Holders.................................................20
    Item 5 - Other Information...................................................................................20
    Item 6 - Exhibits and Reports on Form 8-K....................................................................20

    SIGNATURES...................................................................................................22
    EXHIBITS.....................................................................................................23
      Computation of per share earnings - Exhibit 11.............................................................23
      Financial Data Schedule - Exhibit 27.......................................................................24

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                       September 30,       March 31,
                                                                            1998             1998
                                                                         ---------        ---------
                                                                        (Unaudited)
ASSETS
Cash and due from banks                                                  $   3,201        $   3,513
Short-term investments                                                      10,500           46,000
Investment and mortgage-backed securities
         Available-for-sale (amortized cost of $23,531 and $5,391)          23,744            6,523
         Held to maturity (market value of $1,664 and $4,274)                1,621            4,272
Mortgage loans held for sale                                                   236              822
Loans receivable, net                                                      257,284          224,928
Stock in Federal Home Loan Bank of Boston                                    1,873            1,873
Accrued interest receivable                                                  1,580            1,260
Premises and equipment, net                                                  2,589            2,581
Deferred tax asset, net                                                      2,380            2,065
Other assets                                                                 1,384            1,454
                                                                         ---------        ---------
                Total assets                                             $ 306,392        $ 295,291
                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                        $ 206,429        $ 207,780
         Federal Home Loan Bank Advances                                    31,500           20,000
         Other borrowed funds                                                2,336            2,176
         Accrued expenses and other liabilities                              2,038            1,761
                                                                         ---------        ---------
                 Total liabilities                                         242,303          231,717
                                                                         ---------        ---------

Stockholders' equity:
         Common stock, par value $.01 per share, issued
                 and outstanding 2,535,232 shares                               25               25
         Additional paid-in capital                                         49,194           49,194
         Retained earnings                                                  18,460           17,340
         Net unrealized gain on investments available for sale                  61              666
            Less: Unearned ESOP shares                                      (3,651)          (3,651)
                                                                         ---------        ---------
                 Total stockholders' equity                                 64,089           63,574
                                                                         ---------        ---------
                       Total liabilities and stockholders' equity        $ 306,392        $ 295,291
                                                                         =========        =========

Equity-to-asset ratio                                                        20.92%           21.53%
Book value per share                                                     $   27.24        $   27.02


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                         Consolidated Income Statements
                      (In thousands, except per share data)

                                                                Three months ended       Six months ended
                                                                   September 30,           September 30,
                                                               -------------------     -------------------
                                                                 1998        1997        1998        1997
                                                               -------     -------     -------     -------
                                                                    Unaudited               Unaudited
                                                                    ---------               ---------
Interest income:
   Loans                                                       $ 4,998     $ 4,470     $ 9,650     $ 8,685
   Investments                                                     367         275         606         552
   Other interest                                                  177          14         704          37
                                                               -------     -------     -------     -------
      Total interest income                                      5,542       4,759      10,960       9,274
                                                               -------     -------     -------     -------
Interest expense:
   Deposits                                                      2,248       2,216       4,490       4,366
   Borrowed funds                                                  246         304         462         544
                                                               -------     -------     -------     -------
      Total interest expense                                     2,494       2,520       4,952       4,910
                                                               -------     -------     -------     -------
      Net interest income before provision for loan losses       3,048       2,239       6,008       4,364
Provision for loan losses                                          100         444         150         444
                                                               -------     -------     -------     -------
      Net interest income after provision for loan losses        2,948       1,795       5,858       3,920
                                                               -------     -------     -------     -------
Non-interest income:
   Service charges on deposit accounts                              70          65         132         135
   Gain on sale of loans                                            16           2          28           5
   Gain on sale of other real estate owned                          --          --          --          19
                                                               -------     -------     -------     -------
      Total non-interest income                                     86          67         160         159
                                                               -------     -------     -------     -------
      Income before non-interest expense and income taxes        3,034       1,862       6,018       4,079
                                                               -------     -------     -------     -------
Non-interest expense:
   Salaries and employee benefits                                1,142         866       2,331       1,718
   Equipment Expense                                               175         160         331         317
   Occupancy Expense                                                86          60         166         123
   Federal deposit insurance premiums                               32          32          63          62
   Advertising                                                      55          46         101          88
   Data processing                                                  65          55         122         110
   Other                                                           451         183         959         471
                                                               -------     -------     -------     -------
      Total non-interest expense                                 2,006       1,402       4,073       2,889
                                                               -------     -------     -------     -------
      Income before income taxes                                 1,028         460       1,945       1,190
Income tax expense                                                 422         196         825         492
                                                               -------     -------     -------     -------
      Net income                                               $   606     $   264     $ 1,120     $   698
                                                               =======     =======     =======     =======
Comprehensive net income                                       $     0     $   869     $   515     $   862
                                                               =======     =======     =======     =======


Weighted average common and common equivalent shares
outstanding                                                  2,352,696         n/a   2,352,696         n/a
                                                             =========               =========

Basic earnings per share                                        $ 0.26         n/a      $ 0.48         n/a
                                                                ======                  ======

Diluted earnings per share                                      $ 0.26         n/a      $ 0.48         n/a
                                                                ======                  ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

 Net cash flows from operating activities:                                             Six months ended September 30,
                                                                                       ------------------------------
                                                                                           1998            1997
                                                                                         --------        --------
                                                                                                 Unaudited
                                                                                                 ---------
 Net income                                                                              $  1,120        $    698
 Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                    150             444
 Net decrease in mortgage loans held-for-sale                                                 586              --
 Gain on sale of mortgage loans                                                               (28)             (5)
 Depreciation and amortization                                                                138             107
 Increase (decrease) in deferred loan origination fees                                       (282)              5
 Amortization of securities, net of accretion                                                   3               4
 Gain on sale of other real estate owned                                                       --             (19)
 Increase in accrued interest receivable                                                     (320)            (87)
 Deferred tax (benefit) expense                                                                --            (169)
 Increase in income taxes payable                                                              --             212
 Increase in accrued expenses                                                                  --             110
 Increase  in other assets                                                                     --            (138)
 (Increase) decrease in prepaid expenses                                                       70            (112)
 Decrease in thrift fund                                                                       --              96
 Increase (decrease) in other liabilities                                                     277             (19)
                                                                                         --------        --------
 Net cash provided by operating activities                                                  1,714           1,127
                                                                                         --------        --------

 Cash flows from investing activities:
 Proceeds from sales of other real estate owned                                                --             272
 Proceeds from maturities of held-to-maturity securities                                    2,648             393
 Proceeds from maturities of available-for-sale securities                                  1,000              --
 Purchases of available-for-sale securities                                               (19,141)            (69)
 Distribution to Rabbi Trust                                                                   --            (697)
 Net increase in loans                                                                    (32,196)        (12,948)
 Recoveries of previously charged-off loans                                                    --              18
 Capital expenditures                                                                        (146)           (567)
                                                                                         --------        --------
 Net cash used in investing activities                                                    (47,835)        (13,598)
                                                                                         --------        --------

 Cash flows from financing activities:
 Net increase (decrease) in deposits                                                       (1,351)          5,102
 Repayment of advances from the Federal Home Loan Bank                                     (5,000)        (34,000)
 Advances from the Federal Home Loan Bank                                                  16,500          42,000
 Net increase in other borrowed funds                                                         160             421
                                                                                         --------        --------
 Net cash provided by financing activities                                                 10,309          13,523
                                                                                         --------        --------

 Net increase (decrease) in cash and cash equivalents                                     (35,812)          1,052
 Cash and cash equivalents at beginning of period                                          49,513           3,617
                                                                                         --------        --------
 Cash and cash equivalents at end of period                                              $ 13,701        $  4,669
                                                                                         ========        ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
                  Interest                                                               $  4,957        $  4,910
                  Taxes                                                                       690             518


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)


                                                                  Additional                    Net         Unearned       Total
                                                       Common      Paid-in      Retained     Unrealized       ESOP     Stockholders'
                                                        Stock      Capital      Earnings        Gain         shares        Equity
                                                      --------     --------     --------      --------      --------      --------
Balance at March 31, 1997                             $     --     $     --     $ 19,091      $    383      $     --      $ 19,474
      Net loss                                              --           --       (1,751)           --            --        (1,751)
      Stock issued pursuant to initial common
          stock offering                                    23       45,245           --            --            --        45,268
      Issuance of 187,795 shares of common stock
        to The Bay State Federal Savings
        Charitable Foundation                                2        3,754           --            --            --         3,756

      Common stock acquired by ESOP                         --           --           --            --        (4,056)       (4,056)
      Reduction in unearned ESOP shares charged
        to expense                                          --           --           --            --           405           405
      Appreciation in fair value of unearned ESOP
        shares charged  to expense                          --          195           --            --            --           195
      Change in net unrealized gain on
        investments available for sale                      --           --           --           283            --           283
                                                      --------     --------     --------      --------      --------      --------
Balance at March 31, 1998                                   25       49,194       17,340           666        (3,651)       63,574
      Net income                                            --           --        1,120            --            --         1,120
      Change in net unrealized gain on
      investments available for sale                        --           --           --          (605)           --          (605)
                                                      --------     --------     --------      --------      --------      --------
Balance at September 30, 1998 (Unaudited)             $     25     $ 49,194     $ 18,460      $     61      $ (3,651)     $ 64,089
                                                      ========     ========     ========      ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED September 30, 1998

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

(2)  Accounting Principles

     The accompanying unaudited consolidated financial statements of Bay State Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended March 31, 1998, and form 10-QSB for the period ended June 30, 1998, filed with the Securities and Exchange Commission.

(3)  Stock Based Incentive Plan

     The Company has established a trust to purchase 101,409 shares of common stock for the purpose of funding the 1998 Stock Based Incentive Plan ("Plan"). The Plan was approved by shareholders' at the September 29, 1998 Annual Meeting. As of November 7, 1998, the trust had purchased 101,409 shares at a cost of $2,270,000. The purchase of these shares has the effect of reducing the book value by $0.97 per share.

(4)  Stock Repurchase Program

     On October 30, 1998 the Company announced it had received approval from the OTS to repurchase up to 5% of the Company's outstanding common stock, or 126,762 shares. The Company intends to purchase the shares in open market transactions as market conditions allow.

Item 2 - Management's Discussion and Analysis or Plan of Operation

General

     Bay State Bancorp, Inc., a savings and loan holding company, was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Savings Bank as part of the Bank's conversion from a mutual to stock form of organization. Bay State Federal Savings Bank is a federally chartered savings bank and is subject to regulation by the Office of Thrift Supervision.

     The Bank has five full service retail banking offices located in Norfolk and Suffolk counties, Massachusetts. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Banks' lending operations focus on, residential first mortgages, commercial real estate loans, residential construction loans, home equity lines of credit, and consumer loans.

     The Bank's business activities are concentrated in Eastern Massachusetts. All retail banking activity is conducted through the banking offices. Lending operations, particularly loan originations, are conducted from the retail offices and at the point of sale. Neither the Company and the Bank nor any of their subsidiaries conduct business on a national or international basis.

     The operating results of the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earnings assets, primarily loans and investment securities and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. Results of operations are also affected by the provision for loan losses, the level of non-interest income, including deposit and loan fees, gains on sales of assets, operating expenses and income taxes.

Comparison of Financial Condition at September 30, 1998 and March 31, 1998

     Total assets at September 30, 1998 were $306.4 million, compared to $295.3 million at March 31, 1998, an increase of 3.8%. Loans receivable increased $32.4 million, or 14.4%, primarily in 1-4 family residential mortgages, which were originated and purchased, and to a lesser extent, multi-family residential and commercial real estate loans. The increase in total assets was funded from a net reduction of $20.9 million, or 36.8%, in short-term investments and investment securities and an increase of $11.5 million, or 57.5%, in Federal Home Loan Bank borrowings.

     Total equity was $64.1 million, or 20.92% of total assets at September 30, 1998, an increase of $515,000, or 0.81%, from the $63.6 million, or 21.53% of total assets at March 31, 1998. The Company's book value per share at September 30, 1998 was $27.24, or $26.27, after adjusting for the shares purchased for the Company's 1998 Stock Based Incentive Plan.

Investments

     Short-term investments of $10.5 million at September 30, 1998, consisted solely of overnight deposits in the Federal Home Loan Bank of Boston, a decrease of $35.5 million, or 77.2%, from the $46.0 million at March 31, 1998. Investment securities increased $14.6 million, or 135.2%, primarily in short term agencies and common and trust preferred equities. The net decrease in investments of $20.9 million was used to fund loan growth.

     As a result of the instability of the financial markets during the period, and the corresponding impact on the market value of the investments classified as available-for-sale, a $61,000 net unrealized gain was recognized as an increase to equity at September 30, 1998, compared to an unrealized gain of $666,000 at March 31, 1998.

     The tables below show the investment securities portfolios for the periods presented:

     The   amortized   cost  and   estimated   market   values  of   investments
available-for-sale were:

                                      September 30, 1998      March 31, 1998
                                      ------------------    ------------------
                                                Estimated             Estimated
                                     Amortized    market   Amortized    market
                                        cost      value       cost      value
                                      -------    -------    -------    -------
Investment securities                               (In thousands)

Marketable equity securities          $ 9,376    $ 9,529    $ 5,391    $ 6,523

Trust preferred equity securities       2,901      2,876         --         --

Corporate bonds and notes                 756        752         --         --

Preferred stocks                        1,500      1,545         --         --

Government agency securities            8,998      9,042         --         --
                                      -------    -------    -------    -------
                                      $23,531    $23,744    $ 5,391    $ 6,523
                                      =======    =======    =======    =======


     The   amortized   cost  and   estimated   market   values  of   investments
held-to-maturity were:

                                      September 30, 1998      March 31, 1998
                                      ------------------    ------------------
                                                Estimated             Estimated
                                     Amortized    market   Amortized    market
                                        cost      value       cost      value
                                      -------    -------    -------    -------
Investment securities                               (In thousands)

Government agency securities           $   --     $   --     $2,001     $1,999

Mortgage-backed securities              1,621      1,664      2,271      2,275
                                       ------     ------     ------     ------
                                       $1,621     $1,664     $4,272     $4,274
                                       ======     ======     ======     ======

Loans

     During the first six months of the fiscal year, loans receivable increased by $32.4 million, or 14.39%, as detailed below:


                               September 30, % of total   March 31,   % of total
                                   1998        loans         1998        loans
                                 --------    --------      --------    --------
Mortgage loans:                               (Dollars in thousands)
   Residential 1 - 4 family      $168,346       64.74%     $157,240       68.99%
   Equity lines                     4,625        1.78         4,028        1.77
   Residential multi-family        30,279       11.64        22,411        9.83
   Commercial real estate          44,549       17.13        35,468       15.56
   Construction and development     5,125        1.97         5,287        2.32
                                 --------    --------      --------    --------
        Total mortgage loans      252,924       97.26       224,434       98.47
Commercial loans                    1,911        0.73            43        0.02
Other loans                         5,210        2.01         3,434        1.51
                                 --------    --------      --------    --------
         Total loans              260,045      100.00%      227,911      100.00%
                                             ========                  ========
Deduct:
   Allowance for loan losses        2,573                     2,513
   Deferred loan fees                 188                       470
                                 --------                  --------
Net loans receivable             $257,284                  $224,928
                                 ========                  ========


     The Banks' primary lending focus is real estate lending. At September 30, 1998, residential, commercial real estate and construction and development loans represented 97.3% of total loans, compared to 98.5% at March 31, 1998.

     At September 30, 1998 loans serviced for investors was $18.0 million compared to $15.6 million at March 31, 1998.

Asset Quality

     At September 30, 1998 non-performing assets totaled $1.7 million, a decrease of $564,000, or 24.75%, from $2.3 million at March 31, 1998. Non-performing assets consist of all loans that are delinquent 90 days or more. The Bank had no other real estate owned at September 30, 1998 or March 31, 1998. At September 30, 1998, non-performing assets represented 0.56% of total assets and 0.67% of loans receivable, compared to 0.77% and 1.00%, respectively, at March 31, 1998. The decrease in non-performing assets was primarily in one-to-four family and multi-family residential mortgages as the result of the payoff of certain loans.

     The  composition  of  non-performing   assets,   which  consist  solely  of
non-performing loans for the periods presented was:

                                               September 30,      March 31,
                                              1998       1997       1998
                                             ------     ------     ------
                                                 (Dollars in thousands)
Non-accrual loans:
         One-to-four-family                  $  678     $1,229     $1,258
         Multi-family                           281         --        254
         Commercial real estate                 740         --        739
         Construction and development            --         --         --
         Equity lines                            --         38         --
         Other                                   16          2         28
                                             ------     ------     ------
                                             $1,715     $1,269     $2,279
                                             ======     ======     ======

Non-performing assets as a percentage of:
         Loans receivable                      0.67%      0.58%      1.00%
         Total assets                          0.56       0.51       0.77


     The following represents the activity in the allowance for loan losses for the six months ended September 30, 1998:

                                                    (In thousands)
         Balance at March 31, 1998                      $ 2,513
         Provision for loan losses                          150
         Losses charged to allowance                         90
         Recoveries                                          --
                                                        -------
         Balance at September 30, 1998                  $ 2,573
                                                        =======

     The Bank continually reviews its delinquency position, underwriting and appraisal procedures, charge-off experience and current real estate market conditions with respect to its entire loan portfolio. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ from the assumptions used in making the current evaluation.

Deposits and Borrowed Funds

         Deposits decreased slightly during the six month period as detailed below:

                               September 30, % of total    March 31,  % of total
                                    1998      deposits       1998      deposits
                                  --------    --------     --------    --------
                                              (Dollars in thousands)
Regular savings accounts          $ 27,464       13.30%    $ 32,216       15.51%
NOW accounts                        20,570        9.96       22,989       11.06
Money market accounts               48,756       23.62       42,440       20.43
Non-interest bearing deposits          885        0.44          485        0.23
                                  --------    --------     --------    --------
                                    97,675       47.32       98,130       47.23
Term deposits                      108,754       52.68      109,650       52.77
                                  --------    --------     --------    --------
         Total deposits           $206,429      100.00%    $207,780      100.00%
                                  ========    ========     ========    ========


     During the period, FHLB advances increased $11.5 million, or 57.5%, as the Bank took advantage of attractive pricing to fund asset growth.

Comparison of Operating Results for the three months ended September 30, 1998 and 1997

Results of Operations

     Consolidated net income for the three months ended September 30, 1998 totaled $606,000, or $0.26 per share, compared to $264,000 for the same period last year. This represents an increase of 129.55% in earnings. Due to the recent Conversion, the earnings per share numbers for the prior period are not applicable. The increase in earnings was directly attributable to an increase in net interest income and a lower loan loss provision offset by an increase in operating expenses. The increase in net interest income is directly attributable to the increased level of interest-earning assets funded by the Conversion proceeds and an increased level of borrowed funds.

Interest Income

     Interest income for the three months ended September 30, 1998 increased $783,000, or 16.5%, to $5.5 million, compared to $4.8 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, partially offset by a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased from $235.9 million for the quarter ended September 30, 1997 to $280.8 million for the quarter ended September 30, 1998, an increase of $44.2 million, or 18.7%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of short-term investments and investment securities of $20.6 million, or 135.5%, an increase in loans, net, and mortgage-loans held for sale of $25.4 million or 11.7% and a decrease in mortgage-backed and mortgage related securities of $1.2 million, or 39.6%. The yield on interest-earning assets decreased 18 basis points to 7.89%.

Interest Expense

     Interest expense for the three months ended September 30, 1998 decreased $26,000, or 1.0%, to $2,494,000, compared to $2,520,000 for the same period last year. The decrease in interest expense was the net result of a $2.4 million, or 1.1%, increase in the average balance of interest-bearing liabilities which increased from $220.9 million for the three months ended
September 30, 1997 to $223.3 million for the three months ended September 30, 1998, offset by a decrease of 9 basis points in the cost of funds to 4.56%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $4.2 million, or 2.1% offset by a decrease in the average balance of FHLB advances of $1.8 million, or 8.5%.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the three months ended September 30,                      1998                                      1997
                                             -------------------------------------     -------------------------------------
                                                            Interest                                  Interest
                                              Average       income/        Yield/      Average        income/        Yield/
                                              balance       expense         rate       balance        expense         rate
                                             --------       --------      --------     --------       --------      --------
Assets                                                                   (Dollars in thousands)
Interest-earning assets:
 Short-term investments                      $ 12,010       $    177       5.90%       $    922       $     14          6.07%
 Investment securities                         23,835            336       5.64          14,276            227          6.36
 Mortgage-backed and mortgage related
 securities                                     1,779             31       6.97           2,944             48          6.52
Loans and mortgage loans held-for-sale        243,192          4,998       8.22         217,755          4,470          8.21
                                             --------       --------                   --------       --------
Total interest-earning assets                 280,816          5,542       7.89         235,897          4,759          8.07
                                                            --------                                  --------
Non interest-earning assets                    11,305                                     8,138
                                             --------                                  --------
  Total                                      $292,121                                  $244,035
                                             ========                                  ========
Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                               $ 21,316             94       1.76        $ 21,191             97          1.83
  Regular savings accounts                     27,153            166       2.45          29,549            183          2.48
  Money market accounts                        46,846            471       4.02          41,519            418          4.03
  Certificate accounts                        108,652          1,517       5.58         107,559          1,518          5.65
                                             --------       --------                   --------       --------
Total interest-bearing deposits               203,967          2,248       4.41         199,818          2,216          4.44
  FHLB advances                                19,337            246       4.98          21,125            304          5.69
                                             --------       --------                   --------       --------
Total interest-bearing liabilities            223,304          2,494       4.47         220,943          2,520          4.56
                                                            --------                                  --------
  Demand deposits                                 610                                       150
  Other liabilities                             4,147                                     2,750
  Equity                                       64,060                                    20,192
                                             --------                                  --------
  Total                                      $292,121                                  $244,035
                                             ========                                  ========

Net interest income                                         $  3,048                                  $  2,239
                                                            ========                                  ========
Interest rate spread                                                       3.43%                                        3.51%
                                                                        ========                                     ========
Net interest margin                                                        4.18%                                        3.80%
                                                                        ========                                     ========

     The increase of $809,000 in net interest income is analyzed as follows:

                                                Quarters ended September 30,
                                                       1998 vs. 1997
                                             ---------------------------------
                                             Change due to Increase (Decrease)
                                             ---------------------------------
                                          Volume          Rate             Net
                                          -----           -----           -----
                                                     (In thousands)
Interest income:
         Loans                            $ 523           $   5           $ 528
         Investments                        274             (19)            255
                                          -----           -----           -----
              Total                         797             (14)            783
                                          -----           -----           -----
Interest expense:
         Deposits                            58             (26)             32
         Borrowings                         (23)            (35)            (58)
                                          -----           -----           -----
              Total                          35             (61)            (26)
                                          -----           -----           -----
Net interest income                       $ 762           $  47           $ 809
                                          =====           =====           =====


Provision for Loan Losses

     The provision for loan losses totaled $100,000 for the quarter ended September 30, 1998, compared to $444,000 for the same period last year. The provision reflects the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future losses incurred by the Bank, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest income

Total non-interest income increased $19,000, or 28.3%, to $86,000. Other fees and charges increased $5,000 from fees on transaction accounts. Gain on sale of loans increased $14,000, or 700.0%, due to the increased level of sales over the same period last year.

Non-interest expense

     Salaries and benefits increased $276,000, or 31.9%, the result of $122,000 in compensation expense associated with the Employee Stock Ownership Plan allocation, a general increase in salaries and benefits and an increase in the number of employees over the same period last fiscal year. Occupancy and equipment expenses increased $41,000, or 18.6%, primarily a result of the increased level of depreciation on building and leasehold improvements. Other expenses increased $268,000, or 146.5%, primarily as a result of $117,000 in non-recurring expenses associated with the implementation of certain developmental strategies as part of the strategic planning for the future and approximately $35,000 associated with software upgrades for year 2000 compliance.

Income Taxes

     Income taxes for the three months ended September 30, 1998 were $422,000 on pretax income of $1,028,000, for an effective rate of 41.05%, compared to $196,000 on pretax income of $460,000, for an effective rate of 42.61% for the same period last year. The effective tax rate is different than the prior year due to the non-deductibility of certain expenses and the reduction in the state tax rate for banks.

Comparison of Operating Results for the six months ended September 30, 1998 and 1997

Results of Operations

     Consolidated net income for the six months ended September 30, 1998 totaled $1,120,000, or $0.48 per share, compared to $698,000 for the same period last year. This represents an increase of 60.46% in earnings. Due to the recent Conversion, the earnings per share numbers for the prior period are not applicable. The increase in earnings was directly attributable to an increase in net interest income and a lower loan loss provision offset by an increase in operating expenses. The increase in net interest income is directly attributable to the increased level of interest-earning assets funded by the Conversion proceeds and an increased level of borrowed funds.

Interest Income

     Interest income for the six months ended September 30, 1998 increased $1,686,000, or 18.2%, to $11.0 million, compared to $9.3 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, partially offset by a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased from $228.5 million for the six months ended September 30, 1997 to $279.1 million for the six months ended September 30, 1998, an increase of $50.6 million, or 22.2%. The increase in the average balance of interest-earning assets was primarily the net result of an increase in the average balance of short-term investments and investment securities of $27.9 million, or 181.5%, an increase in loans, net and mortgage loans held for sale, of $23.8 million or 11.3% and a decrease in mortgage-backed and mortgage related securities of $1.1 million, or 35.7%. The yield on interest-earning assets decreased 25 basis points to 7.85%.

Interest Expense

     Interest expense for the six months ended September 30, 1998 increased $42,000, or 1.0%, to $4,952,000, compared to $4,910,000 for the same period last year. The increase in interest expense was primarily due to a $8.4 million, or 3.9%, increase in the average balance of interest-bearing liabilities which increased from $213.7 million for the six months ended September 30, 1997 to $222.1 million for the six months ended September 30, 1998, offset by a decrease of 12 basis points in the cost of interest-bearing liabilities to 4.46%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $8.5 million, or 4.4% and a decrease in the average balance of FHLB advances of $.1 million, or 0.6%.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the six months ended September 30,                      1998                                      1997
                                            -------------------------------------     -------------------------------------
                                                           Interest                                  Interest
                                             Average       income/        Yield/      Average        income/        Yield/
                                             balance       expense         rate       balance        expense         rate
                                            --------       --------      --------     --------       --------      --------
Assets                                                                  (Dollars in thousands)
Interest-earning assets:
 Short-term investments                     $ 24,411       $    704      5.77%        $  1,358       $     37          5.43%
 Investment securities                        18,921            539      5.70           14,036            447          6.35
 Mortgage-backed and mortgage related
 securities                                    1,936             67      6.92            3,011            105          6.95
 Loans, net and mortgage loan held-
 for-sale                                    233,843          9,650      8.25          210,062          8,685          8.25
                                            --------       --------                   --------       --------
Total interest-earning assets                279,111         10,960      7.85          228,467          9,274          8.10
                                                           --------                                  --------
Non interest-earning assets                   11,799                                     6,826
                                            --------                                  --------
  Total                                     $290,910                                  $235,293
                                            ========                                  ========
Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                              $ 21,546            188      1.75         $ 20,649            190          1.84
  Regular savings accounts                    27,890            340      2.44           29,273            367          2.50
  Money market accounts                       42,709            921      4.31           39,523            803          4.05
  Certificate accounts                       111,534          3,041      5.45          105,715          3,006          5.67
                                            --------       --------                   --------       --------
Total interest-bearing deposits              203,679          4,490      4.41          195,160          4,366          4.46
  FHLB advances                               18,419            462      4.93           18,536            544          5.85
                                            --------       --------                   --------       --------
Total interest-bearing liabilities           222,098          4,952      4.46          213,696          4,910          4.58
                                                           --------                                  --------
  Demand deposits                                554                                        88
  Other liabilities                            4,303                                     2,037
  Equity                                      63,955                                    19,472
                                            --------                                  --------
  Total                                     $290,910                                  $235,293
                                            ========                                  ========

Net interest income                                         $ 6,008                                  $  4,364
                                                           ========                                  ========
Interest rate spread                                                     3.39%                                         3.52%
                                                                      ========                                      ========
Net interest margin                                                      4.16%                                         3.81%
                                                                      ========                                      ========

     The increase of $1,644,000 in net interest income is analyzed as follows:


                                               Six months ended September 30,
                                                       1998 vs. 1997
                                             ---------------------------------
                                             Change due to Increase (Decrease)
                                             ---------------------------------
                                          Volume          Rate             Net
                                          -------        -------        -------
                                                     (In thousands)
Interest income:
         Loans                            $   962        $     3        $   965
         Investment securities                757            (36)           721
                                          -------        -------        -------
              Total                         1,719            (33)         1,686
                                          -------        -------        -------
Interest expense:
         Deposits                             180            (56)           124
         Borrowings                            (3)           (79)           (82)
                                          -------        -------        -------
              Total                           177           (135)            42
                                          -------        -------        -------
Net interest income                       $ 1,542        $   102        $ 1,644
                                          =======        =======        =======


Provision for Loan Losses

     The provision for loan losses totaled $150,000 for the six months ended September 30, 1998, compared to $444,000 for the same period last year. The reduction in provision for loan losses from the previous year is attributable to the classification of certain purchased loans that had been acquired in the merger with another financial institution. These loans were identified and classified accordingly, as a result an increase in the level of reserves was recognized in conjunction with the classification of the loans.

Non-interest income

Total non-interest income totaled $160,000 compared to $159,000 for the same period last year. Other fees and charges decreased $3,000 from the reduced level of fees collected on transaction accounts. Gain on sale of loans increased $23,000, or 460.0%, due to the increased level of loans sold over the same period last year. During the six months ended September 30,1997, the company recognized income of $19,000 from the sale of other real estate owned; there was no such income for the same period this year.

Non-interest expense

     Salaries and benefits increased $613,000, or 35.7%, the result of $269,000 in compensation expense associated with the Employee Stock Ownership Plan allocation, a general increase in salaries and benefits and an increase in the number of employees over the same period last fiscal year. Occupancy and equipment expenses increased $57,000, or 13.0%, primarily a result of the increased level of depreciation on building and leasehold improvements. Other expenses increased $488,000, or 103.6%, primarily as a result of $305,000 in non-recurring expenses associated with the implementation of certain developmental strategies as part of the strategic planning for the future and approximately $35,000 associated with software upgrades for year 2000 compliance.

Income Taxes

     Income taxes for the six months ended September 30, 1998 were $825,000 on pretax income of $1,945,000, for an effective rate of 42.42%, compared to $492,000 on pretax income of $1,190,000, for an effective rate of 41.34% for the same period last year. The effective tax rate is different than the prior year due to the non-deductibility of certain expenses and the reduction in the state tax rate for banks.

Capital Adequacy

     The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

     At September 30, 1998 the Company's capital ratio was 20.92% of total assets. The Bank at September 30, 1998 had total capital of 13.54% and risk based capital of 24.74% (unaudited), as compared to 14.09% and 26.23% (unaudited) at June 30, 1998.

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

     At September 30, 1998 the Company and the Bank met all the capital adequacy requirements to which they are subject. As of September 30, 1998, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

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

     The Bank  monitors  its  interest  rate  risk as such risk  relates  to its
operating  strategies.   The  Bank's  Board  of  Directors  has  established  an
Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a monthly basis and reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.


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

     As part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of June 30, 1998 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.


   Change in
Interest Rates in
 Basis Points           Net Portfolio Value                NPV as % of Portfolio
 (Rate Shock)                                                 Value of Assets
                                                             NPV
                Amount      $ Change        % Change        Ratio    Change(1)
               ---------------------------------------------------------------
                                    (Dollars in thousands)

 400           $36,101      $(6,168)          (15)%         13.16%       (173)
 300            38,478       (3,791)           (9)          13.86        (103)
 200            40,430       (1,839)           (4)          14.42         (47)
 100            41,772         (497)           (1)          14.79         (10)
 Static         42,269           --            --           14.89          --
 (100)          42,921          652             2           15.04          15
 (200)          43,341        1,072             3           15.12          23
 (300)          44,851        2,582             6           15.52          62
 (400)          46,694        4,425            10           16.00         111


(1)   Expressed in basis points.


Liquidity

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by

OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At September 30, 1998 the Bank's liquidity ratio was 10.71%. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1998, cash and cash equivalents and securities totaled $39.1 million, or 12.75% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1998, the Bank had $31.5 million in advances outstanding from the FHLB, and at September 30, 1998, had an additional overall borrowing capacity from the FHLB of $135.3 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

Year 2000 Compliance

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In addressing the year 2000 the Company has broken down the process into four steps: assessment, correction/replacement, testing and implementation.

     The Company has completed the assessment phase. During this phase the Company identified all potential programs and applications that could be effected which were date sensitive. The Company has also included the various utility companies that it uses for assessment as to their readiness for year 2000. This assessment included all hardware and software applications as well as vendor identification. The various applications identified were then prioritized in consideration of their overall importance of use to the Company. Correspondence was sent to all vendors inquiring into there applications year 2000 compliance. For a number of applications the correction, testing and vendor certification and implementation has been completed.

     The most critical applications to the Company are the software to process all loan and deposit accounts and transactions, the internal accounting system and utility companies for the various facility locations. The Bank utilizes a third-party vendor for processing the primary banking applications and does not have any proprietary or self developed software. In addition, the Bank also uses third-party vendor application software for all ancillary computer applications, specifically general ledger and accounting systems. The third-party vendor for the Bank's banking applications is in the process of modifying and upgrading its computer applications to ensure Year 2000 compliance. The Bank has completed the first phase of testing and is in the process of completing the second phase of testing. At the current time it is anticipated that the system will be compliant and implemented by June 30, 1999. It is expected that the Company's accounting software and applications will be year 2000 compliant by the end of 1998.

     For all other applications the Company is continuing to ensure compliance by continuing to follow up with vendors for year 2000 certification. At this point in time the Company remains in the correction/replacement, testing and implementation phases of the process.

     The Company is also in the process of creating a contingency plan to deal with any unforeseen events that could occur which would have a negative impact on the day to day operations of the Company. The plan is expected to be completed by March 31, 1999. The plan will address how to deal with the lack of utilities and support systems.

     The Company has expensed approximately $35,000 to replace and upgrade existing software for year 2000 compliance. In addition the company will be purchasing a new accounting system which will be year 2000 compliant; the cost of this system will be approximately $75,000 and will be capitalized and depreciated over its expected useful life. Additional expenses will be incurred over the next year to meet year 2000 compliance, however, at this time these expenses are not expected to be material in nature.

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

Item 4 - Submission of Matters to a Vote of Security Holders

On September 29, 1998, the Company held its Annual Meeting of Shareholders. At that meeting the following items were brought before the shareholders for a vote and the results were as indicated:

1.  Election of Directors

                                   For              %        Withhold         %
                                ---------         ----        ------         ---
         Robert B. Cleary       2,236,946         97.8        49,626         2.2
         Jerome R. Dangel       2,236,946         97.8        49,626         2.2
         Kent T. Spellman       2,236,946         97.8        49,626         2.2

2.  The approval of the Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan

            For             %        Against        %       Abstain         %
         ---------        ----       ------        ---       ------        ---
         1,607,813        93.9       85,497        5.0       18,657        1.1

3. The ratification of the appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for Bay State Bancorp, Inc. for the fiscal year ending March 31, 1999.

            For             %        Against        %       Abstain         %
         ---------        ----       ------        ---       ------        ---
         2,259,107        98.8        9,253        0.4       18,212        0.8

Item 5 - Other Information

         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

         3.1  Certificate of Incorporation of Bay State Bancorp, Inc. *
         3.2  Bylaws of Bay State Bancorp, Inc. *
         4.0  Stock Certificate of Bay State Bancorp, Inc. *

        11.0  Computation of per share earnings (filed herewith)
        27.0  Financial data schedule (filed herewith)

*    Incorporated   herein  by   reference   from  the  exhibits  to  Form  SB-2
     registration as amended, Registration No. 333-40115

         (b)  Reports on Form 8-K

              (i)   None

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Bay State Bancorp, Inc.


November 10, 1998                   \s\ John F. Murphy
-----------------                   ----------------------------
Date                                John F. Murphy
                                    Chairman, President, and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


November 10, 1998                   \s\ Michael O. Gilles
-----------------                   ----------------------------
Date                                Michael O. Gilles
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)