Form 10QSB
period 1998-12-31
BAY STATE BANCORP INC
filed 1999-02-12
CIK 1048767

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______  to _______

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.|X| Yes |_| No

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of February 8, 1999 was 2,408,470.

Transitional Small Business Disclosure Format                    |_| Yes |X| No

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

  PART I - FINANCIAL INFORMATION..................................................................................1
    Item 1 - Financial Statements.................................................................................1
      Consolidated Balance Sheets - December 31, 1998 and March 31, 1998 .........................................1
      Consolidated Income Statements - Three and nine months ended December 31, 1998 and 1997.....................2
      Consolidated Statements of Cash Flows - nine months ended December 31, 1998 and 1997........................3
      Consolidated Statements of Changes in Stockholders' Equity - nine months ended
      December 31, 1998...........................................................................................4
      Notes to Consolidated Financial Statements for the Period Ended December 31, 1998...........................5
    Item 2 - Management's Discussion and Analysis or Plan of Operation............................................6

  PART II - OTHER INFORMATION....................................................................................20
    Item 1 - Legal Proceedings...................................................................................20
    Item 2 - Changes in Securities and use of proceeds...........................................................20
    Item 3 - Defaults Upon Senior Securities.....................................................................20
    Item 4 - Submission of Matters to a Vote of Security Holders.................................................20
    Item 5 - Other Information...................................................................................20
    Item 6 - Exhibits and Reports on Form 8-K....................................................................20

    SIGNATURES...................................................................................................21
    EXHIBITS.....................................................................................................22

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                      December 31,   March 31,
                                                                         1998          1998
                                                                      -----------    --------
                                                                      (Unaudited)
ASSETS
Cash and due from banks                                               $  5,975      $  3,513
Short-term investments                                                  12,007        46,000
Investment and mortgage-backed securities
         Available-for-sale (amortized cost of $25,564 and $5,391)      26,063         6,523
         Held to maturity (market value of $1,298 and $4,274)            1,299         4,272
Mortgage loans held for sale                                                --           822
Loans receivable, net                                                  283,300       224,928
Stock in Federal Home Loan Bank of Boston                                3,240         1,873
Accrued interest receivable                                              1,714         1,260
Premises and equipment, net                                              2,607         2,581
Deferred tax asset, net                                                  2,260         2,065
Other assets                                                             5,655         1,454
                                                                      --------      --------
                Total assets                                          $344,120      $295,291
                                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Deposits                                                     $213,167      $207,780
         Federal Home Loan Bank Advances                                64,449        20,000
         Other borrowed funds                                            4,640         2,176
         Accrued expenses and other liabilities                          2,437         1,761
                                                                      --------      --------
                 Total liabilities                                     284,693       231,717
                                                                      --------      --------
Stockholders' equity:
         Common stock, par value $.01 per share, issued
                 and outstanding 2,535,232 shares                           25            25
         Additional paid-in capital                                     49,194        49,194
         Retained earnings                                              19,007        17,340
         Accumulated other comprehensive income                            228           666
            Less: Unearned ESOP shares                                  (3,651)       (3,651)
                  Unearned 1998 Stock-Based Incentive Plan              (2,269)           --
                  Treasury stock, 126,762 shares                        (3,107)           --
                                                                      --------      --------
                 Total stockholders' equity                             59,427        63,574
                                                                      --------      --------
                 Total liabilities and stockholders' equity           $344,120      $295,291
                                                                      ========      ========

Equity-to-asset ratio                                                    17.27%        21.53%
Book value per share                                                    $26.74        $27.02


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                         Consolidated Income Statements
                      (In thousands, except per share data)

                                                                            Three months ended                Nine months ended
                                                                               December 31,                     December 31,
                                                                          1998             1997             1998             1997
                                                                          ----             ----             ----             ----
                                                                                 Unaudited                        Unaudited
Interest income:
   Loans                                                               $    5,551       $    4,564       $   15,201       $   13,250
   Investments                                                                405              263            1,010              814
   Other interest                                                              95               20              799               58
                                                                       ----------       ----------       ----------       ----------
      Total interest income                                                 6,051            4,847           17,010           14,122
                                                                       ----------       ----------       ----------       ----------
Interest expense:
   Deposits                                                                 2,199            2,255            6,689            6,621
   Borrowed funds                                                             580              355            1,042              899
                                                                       ----------       ----------       ----------       ----------
      Total interest expense                                                2,779            2,610            7,731            7,520
                                                                       ----------       ----------       ----------       ----------
      Net interest income before provision for loan losses                  3,272            2,237            9,279            6,602
Provision for loan losses                                                     260               30              410              474
                                                                       ----------       ----------       ----------       ----------
      Net interest income after provision for loan losses                   3,012            2,207            8,869            6,128
                                                                       ----------       ----------       ----------       ----------
Non-interest income:
   Service charges on deposit accounts                                         70               72              202              207
   Gain on sale of loans                                                       17                1               46                6
   Gain on sale of other real estate owned                                     --               --               --               19
                                                                       ----------       ----------       ----------       ----------
      Total non-interest income                                                87               73              248              232
                                                                       ----------       ----------       ----------       ----------
      Income before non-interest expense and income taxes                   3,099            2,280            9,117            6,360
                                                                       ----------       ----------       ----------       ----------
Non-interest expense:
   Salaries and employee benefits                                           1,448            1,041            3,780            2,759
   Equipment  and occupancy                                                   253              229              750              669
   Federal deposit insurance premiums                                          32               30               95               93
   Advertising                                                                 62               40              162              128
   Data processing                                                             63               56              185              166
   Other                                                                      316              205            1,275              677
                                                                       ----------       ----------       ----------       ----------
      Total non-interest expense                                            2,174            1,601            6,247            4,492
                                                                       ----------       ----------       ----------       ----------
      Income before income taxes                                              925              679            2,870            1,868
Income tax expense                                                            378              284            1,203              775
                                                                       ----------       ----------       ----------       ----------
      Net income                                                       $      547       $      395       $    1,667       $    1,093
                                                                       ==========       ==========       ==========       ==========
Comprehensive net income                                               $      714       $      451       $    1,229       $    1,315
                                                                       ==========       ==========       ==========       ==========

Weighted average common and common equivalent shares                    2,317,682              n/a        2,340,982              n/a
outstanding                                                            ==========                        =========
Basic earnings per share                                               $     0.24              n/a       $     0.71              n/a
                                                                       ==========                        ==========
Diluted earnings per share                                             $     0.23              n/a       $     0.71              n/a
                                                                       ==========                        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                         Nine months ended December  31,
                                                         ------------------------------
                                                               1998         1997
                                                               ----         ----
                                                                   Unaudited
                                                                   ---------
Net cash flows from operating activities:
 Net income                                                  $  1,667    $  1,093
 Adjustments  to  reconcile  net  income  to  net  cash
 provided  by  operating activities:
 Provision for loan losses                                        410         474
 Net decrease in mortgage loans held-for-sale                    (822)         --
 Gain on sale of mortgage loans                                   (46)         (6)
 Depreciation and amortization                                    232         170
 Increase (decrease) in deferred loan origination fees           (235)        (23)
 Amortization of securities, net of accretion                       6           6
 Gain on sale of other real estate owned                           --         (19)
 Increase in accrued interest receivable                         (454)       (119)
 Decrease in deferred income tax asset                             --        (169)
 (Increase) decrease in prepaid expenses and other assets      (3,801)       (832)
 Increase (decrease) in other liabilities                         676         658
                                                             --------    --------
   Net cash provided by (used in) operating  activities        (2,367)      1,233
                                                             --------    --------

 Cash flows from investing activities:
 Proceeds from sales of other real estate owned                    --         322
 Proceeds from maturities of held-to-maturity securities        2,969       4,316
 Proceeds from maturities of available-for-sale securities      5,217          --
 Purchases of available-for-sale securities                   (25,391)       (103)
 Purchases of Federal Home Loan Bank Stock                     (1,367)         --
 Distribution to Rabbi Trust                                     (400)       (697)
 Net increase in loans                                        (56,858)    (17,744)
 Capital expenditures                                            (258)       (696)
                                                             --------    --------
 Net cash used in investing activities                        (76,088)    (14,602)
                                                             --------    --------

 Cash flows from financing activities:
 Net increase in deposits                                       5,387       6,711
 Repayment of advances from the Federal Home Loan Bank         (5,516)    (54,000)
 Advances from the Federal Home Loan Bank                      49,965      62,000
 Net increase in other borrowed funds                           2,464         102
 Purchase of stock for stock-based incentive plans             (2,269)         --
 Purchase of treasury stock                                    (3,107)         --
                                                             --------    --------
 Net cash provided by financing activities                     46,924      14,813
                                                             --------    --------
 Net increase (decrease) in cash and cash equivalents         (31,531)      1,444
 Cash and cash equivalents at beginning of period              49,513       3,617
                                                             --------    --------
 Cash and cash equivalents at end of period                  $ 17,982    $  5,061
                                                             ========    ========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
                  Interest                                   $  7,730    $  7,520
                  Taxes                                         1,089         746



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                                 (in thousands)

                                                                         Accumulated                        Unearned
                                                  Additional             Other Comp-                       Stock-based    Total
                                        Common     Paid-in    Retained    rehensive  Unearned   Treasury    Incentive  Stockholders'
                                        Stock      Capital    Earnings     Income   ESOP Shares   Stock     Plan Shares    Equity
                                       ---------------------------------------------------------------------------------------------
Balance at March 31, 1997              $   --     $   --     $ 19,091    $    383    $   --      $   --      $   --      $ 19,474
  Net Loss                                 --         --       (1,751)       --          --          --          --        (1,751)
  Stock issued pursuant to
  initial common
    stock offering                         23       45,245       --          --          --          --          --        45,268
  Issuance of 187,795 shares of
    common stock  to The Bay
    State Federal Savings
    Charitable Foundation                   2        3,754       --          --          --          --          --         3,756

  Common Stock acquired by ESOP            --         --         --          --        (4,056)       --          --        (4,056)
  Reduction in unearned ESOP
    shares charged to expense              --         --         --          --           405        --          --           405
  Appreciation in fair value of
  unearned ESOP
    shares charged to expense              --          195       --          --          --          --          --           195
  Net Change in unrealized gain
    on available for sale
    securities                             --         --         --           283        --          --          --           283
                                       ---------------------------------------------------------------------------------------------
Balance at March 31, 1998                  25       49,194     17,340         666      (3,651)       --          --        63,574
  Net Income                               --         --        1,667        --          --          --          --         1,667
  Purchase of treasury stock               --         --         --          --          --        (3,107)       --        (3,107)
  Common stock acquired for
    stock-based incentive plans            --         --         --          --          --          --        (2,269)     (2,269)
  Net change in unrealized gain
    on available for sale
    securities                             --         --         --          (438)       --          --          --          (438)
                                       ---------------------------------------------------------------------------------------------
Balance at December 31, 1998
   (Unaudited)                         $   25     $ 49,194   $ 19,007    $    228    $ (3,651)   $ (3,107)   $ (2,269)   $ 59,427
                                       =============================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 1998

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

(2)  Accounting Principles

     The accompanying unaudited consolidated financial statements of Bay State Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended March 31, 1998, and form 10-QSB for the periods ended June 30, 1998 and September 30, 1998, filed with the Securities and Exchange Commission.

(3)  Stock Based Incentive Plan

     The Company has established a trust to purchase 101,409 shares of common stock for the purpose of funding the 1998 Stock Based Incentive Plan ("Plan"). The Plan was approved by shareholders' at the September 29, 1998 Annual Meeting. The trust has purchased 101,409 shares at a cost of $2,269,000, or $22.38 per share.

(4)  Stock Repurchase Program

     On October 30, 1998 the Company announced it had received approval from the OTS to repurchase up to 5% of the Company's outstanding common stock, or 126,762 shares. During the quarter the Company completed the purchase of the stock at a total cost of $3,107,000, or $24.51 per share.

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

Comparison of Financial Condition at December 31, 1998 and March 31, 1998

     Total assets at December 31, 1998 were $344.1 million, compared to $295.3 million at March 31, 1998, an increase of 16.5%. Loans receivable increased $58.4 million, or 26.0%, primarily in multi-family residential and commercial real estate loans and to a lesser extent an increase in 1-4 family residential mortgages, which were originated and purchased. The increase in loans was funded from a net reduction of $17.4 million, or 30.6%, in short-term investments and investment securities, an increase in deposits of $5.4 million, or 2.6%, and an increase of $44.5 million, or 222.3%, in Federal Home Loan Bank borrowings.

     Total equity was $59.4 million, or 17.27% of total assets at December 31, 1998, a net decrease of $4.2 million, or 6.52%, from the $63.6 million, or 21.53% of total assets at March 31, 1998. The net decrease was primarily the result of net income for the period and the Company completing the purchase of $2.3 million of its common stock for the 1998 Stock Based Incentive Plan, and the purchase of $3.1 million of its common stock to be held as treasury stock. The Company's book value per share at December 31, 1998 was $26.74.

Investments

     Short-term investments of $12.0 million at December 31, 1998, consisted of overnight deposits in the Federal Home Loan Bank of Boston and the Bank Investment Fund, a decrease of $34.0 million, or 73.9%, from the $46.0 million at March 31, 1998. Investment securities increased $16.6 million, or 153.5%, primarily in short term agencies, mortgage-backed securities and common and trust preferred equities. The net decrease in total investments of $17.4 million was used to fund loan growth.

     As a result of the volatility of the financial markets during the period, and the corresponding impact on the market value of the investments classified as available-for-sale, a $228,000 net unrealized gain was recognized as an increase to equity at December 31, 1998, compared to a net unrealized gain of $666,000 at March 31, 1998.

     The tables below show the investment securities portfolios for the periods presented:

     The   amortized   cost  and   estimated   market   values  of   investments
available-for-sale were:

                                             December 31, 1998              March 31, 1998
                                         ------------------------      ------------------------
                                                        Estimated                     Estimated
                                         Amortized        market       Amortized        market
                                           cost           value          cost           value
                                         ---------      ---------      ---------      ---------
                                                            (In thousands)
Investment securities
 Marketable equity securities             $ 9,451        $ 9,924        $ 5,391        $ 6,523
 Mortgage-backed securities                 5,857          5,864           --             --
 Trust preferred equity securities          2,507          2,526           --             --
 Corporate bonds and notes                  1,249          1,226           --             --
 Preferred stocks                           1,500          1,506           --             --
 Government agency securities               5,000          5,017           --             --
                                          -------        -------        -------        -------
                                          $25,564        $26,063        $ 5,391        $ 6,523
                                          =======        =======        =======        =======

     The   amortized   cost  and   estimated   market   values  of   investments
held-to-maturity were:

                                            December 31, 1998              March 31, 1998
                                        ------------------------      ------------------------
                                                       Estimated                     Estimated
                                        Amortized        market       Amortized        market
                                          cost           value          cost           value
                                        ---------      ---------      ---------      ---------
                                                           (In thousands)
Investment securities
 Government agency securities            $ --           $ --            $2,001        $1,999
 Mortgage-backed securities               1,299          1,298           2,271         2,275
                                         ------         ------          ------        ------
                                         $1,299         $1,298          $4,272        $4,274
                                         ======         ======          ======        ======

Loans

     During the first nine months of the fiscal year, loans receivable increased by $58.4 million, or 26.07%, as detailed below:


                                         December 31,    % of  total    March 31,      % of  total
                                            1998            loans         1998             loans
                                            ----            -----         ----             -----
                                                          (Dollars in thousands)
Mortgage loans:
         Residential 1 - 4 family         $172,818           60.35%     $157,240           68.99%
         Equity lines                        5,029            1.76         4,028            1.77
         Residential multi-family           37,871           13.22        22,411            9.83
         Commercial real estate             60,219           21.03        35,468           15.56
         Construction and development        5,615            1.96         5,287            2.32
                                           -------          ------       -------          ------
              Total mortgage loans         281,552           98.32       224,434           98.47
Commercial loans                               445            0.16            43            0.02
Other loans                                  4,371            1.52         3,434            1.51
                                           -------          ------       -------          ------
              Total loans                  286,368          100.00%      227,911          100.00%
                                                            ======                        ======
Deduct:
         Allowance for loan losses           2,833                         2,513
         Deferred loan fees                    235                           470
                                          --------                      --------
              Net loans receivable        $283,300                      $224,928
                                          ========                      ========


     The Banks' primary lending focus is real estate lending. At December 31, 1998, residential, commercial real estate and construction and development loans represented 98.3% of total loans, compared to 98.5% at March 31, 1998.

     At December 31, 1998 loans serviced for investors was $20.3 million compared to $15.6 million at March 31, 1998.

Asset Quality

     At December 31, 1998 non-performing assets totaled $1.9 million, a decrease of $381,000, or 16.7%, from $2.3 million at March 31, 1998. Non-performing assets consist of all loans that are delinquent 90 days or more. The Bank had no other real estate owned at December 31, 1998 or March 31, 1998. At December 31, 1998, non-performing assets represented 0.55% of total assets and 0.66% of loans receivable, compared to 0.77% and 1.00%, respectively, at March 31, 1998. The decrease in non-performing assets was primarily in one-to-four family and multi-family residential mortgages as the result of the payoff of certain loans.

     The  composition  of  non-performing   assets,   which  consist  solely  of
non-performing loans for the periods presented was:

                                                      December 31,    March  31,
                                                   1998         1997    1998
                                                  ------------------  ----------
                                                       (Dollars in thousands)
Non-accrual loans:
         One-to-four-family                        $  862     $1,258     $1,258
         Multi-family                                 280       --          254
         Commercial real estate                       742        735        739
         Construction and development                --         --         --
         Equity lines                                --         --         --
         Other                                         14         15         28
                                                   ------     ------     ------
                                                   $1,898     $2,008     $2,279
                                                   ======     ======     ======
Non-performing assets as a percentage of:
         Loans receivable                            0.66%      0.89%      1.00%
         Total assets                                0.55       0.80       0.77


     The following represents the activity in the allowance for loan losses for the nine months ended December 31, 1998:


                                                                (In thousands)
         Balance at March 31, 1998                                  $ 2,513
         Provision for loan losses                                      410
         Losses charged to allowance                                    (90)
         Recoveries                                                      --
                                                                    -------
         Balance at December 31, 1998                               $ 2,833
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

Deposits and Borrowed Funds

     Deposits increased slightly during the nine month period as detailed below:

                                     December 31,      % of total         March 31,      % of total
                                         1998           deposits            1998          deposits
                                     ------------      ----------        ---------       ----------
                                                          (Dollars in thousands)
Regular savings accounts               $ 25,912           12.16%          $ 32,216           15.51%
NOW accounts                             24,413           11.45             22,989           11.06
Money market accounts                    52,102           24.44             42,440           20.43
Non-interest bearing deposits             2,062            0.97                485            0.23
                                       --------          ------           --------          ------
                                        104,489           49.02             98,130           47.23

Term deposits                           108,678           50.98            109,650           52.77
                                       --------          ------           --------          ------
         Total deposits                $213,167          100.00%          $207,780          100.00%
                                       ========          ======           ========          ======

     During the period, FHLB advances increased $44.5 million, or 222.3%, as the Bank took advantage of attractive pricing to fund asset growth.

Comparison of Operating Results for the three months ended December 31, 1998 and 1997

Results of Operations

     Consolidated net income for the three months ended December 31, 1998 totaled $547,000, or $0.24 per share, compared to $395,000 for the same period last year. This represents an increase of 38.5% in earnings. Due to the recent Conversion, the earnings per share numbers for the prior period are not applicable. The increase in earnings was directly attributable to an increase in net interest income after the loan loss provision offset by an increase in operating expenses. The increase in net interest income was directly attributable to the increased level of interest-earning assets funded by the Conversion proceeds an increased level of borrowed funds, and an increase in deposits.

Interest Income

     Interest income for the three months ended December 31, 1998 increased $1.2 million, or 24.8%, to $6.1 million, compared to $4.8 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, partially offset by a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased from $236.6 million for the quarter ended December 31, 1997 to $316.3 million for the quarter ended December 31, 1998, an increase of $79.7 million, or 33.7%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of short-term investments and investment securities of $15.5 million, or 97.2%, an increase in loans, net, and mortgage-loans held for sale of $61.5 million or 28.2% and an increase in mortgage-backed and mortgage related securities of $2.7 million, or 100.0%. The yield on interest-earning assets decreased 57 basis points to 7.65%.

Interest Expense

     Interest expense for the three months ended December 31, 1998 increased $169,000, or 6.5%, to $2,779,000, compared to $2,610,000 for the same period last  year.  The  increase  in  interest  expense  was the net result of a $29.7 million, or 13.1%, increase in the average balance of interest-bearing liabilities which increased from $226.3 million for the three months ended December 31, 1997 to $256.0 million for the three months ended December 31, 1998, offset by a decrease of 27 basis points in the cost of funds to 4.34%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $4.9 million, or 2.4% and the average balance of FHLB advances of $24.8 million, or 102.8%.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.


For the three months ended December 31,                      1998                                  1997
                                               --------------------------------     --------------------------------
                                                           Interest                              Interest
                                               Average      income/      Yield/     Average       income/     Yield/
                                               balance      expense       rate      balance       expense      rate
                                               --------     -------      ------     --------      -------     ------
Assets                                                             (Dollars in thousands)
Interest-earning assets:
 Short-term investments                        $  9,718     $   102       4.20%     $  1,466      $    20      5.46%
 Investment securities                           21,813         321       5.89        14,526          217      5.98
 Mortgage-backed and mortgage
   related securities                             5,426          77       5.68         2,713           45      6.63
Loans and mortgage loans held-for-sale          279,309       5,551       7.95       217,863        4,565      8.38
                                               --------     -------                 --------      -------
Total interest-earning assets                   316,266       6,051       7.65       236,568        4,847      8.22
                                                            -------                               -------
Non interest-earning assets                       7,278                               13,002
                                               --------                             --------
  Total                                        $323,544                             $249,570
                                               ========                             ========

Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                                 $ 22,451          76       1.35      $ 21,746          100      1.84
  Regular savings accounts                       26,664         137       2.06        28,519          176      2.47
  Money market accounts                          49,561         483       3.90        42,997          435      4.05
  Certificate accounts                          108,474       1,503       5.54       108,992        1,544      5.67
                                               --------     -------                 --------      -------
Total interest-bearing deposits                 207,150       2,199       4.25       202,254        2,255      4.46
  FHLB advances                                  48,830         580       4.75        24,074          355      5.90
                                               --------     -------                 --------      -------
Total interest-bearing liabilities              255,980       2,779       4.34       226,328        2,610      4.61
                                                            -------                               -------
  Demand deposits                                   715                                  262
  Other liabilities                               4,878                                2,798
  Equity                                         61,971                               20,182
                                               --------                             --------
  Total                                        $323,544                             $249,570
                                               ========                             ========
Net interest income                                         $ 3,272                               $ 2,237
                                                            =======                               =======
Interest rate spread                                                      3.31%                                3.60%
                                                                         =====                                =====
Net interest margin                                                       4.14%                                3.91%
                                                                         =====                                =====

     The increase of $1,035,000 in net interest income is analyzed as follows:


                                             Quarters ended December 31,
                                                   1998 vs. 1997
                                     ------------------------------------------
                                          Change due to Increase (Decrease)
                                     ------------------------------------------
                                     Volume            Rate                Net
                                     -------          -------           -------
                                                  (In thousands)
Interest income:
         Loans                       $ 1,206          $  (220)          $   986
         Investments                     230              (12)              218
                                     -------          -------           -------
              Total                    1,436             (232)            1,204
                                     -------          -------           -------

Interest expense:

         Deposits                         48             (104)              (56)
         Borrowings                      284              (59)              225
                                     -------          -------           -------
              Total                      332             (163)              169
                                     -------          -------           -------
Net interest income                  $ 1,104          $   (69)          $ 1,035
                                     =======          =======           =======

Provision for Loan Losses

     The  provision  for loan losses  totaled  $260,000  for the  quarter  ended
December 31, 1998, compared to $30,000 for the same period last year. The increased provision is directly related to the increase in the loan portfolio for the period and reflects the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future losses incurred by the Bank, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest income

     Total non-interest income increased $14,000, or 19.2%, to $87,000. Other fees and charges decreased $2,000 from fees on transaction accounts. Gain on sale of loans increased $16,000, due to the increased level of sales over the same period last year.

Non-interest expense

     Salaries and benefits increased $407,000, or 39.1%, the result of $340,000 in compensation expense associated with the Company's stock-based benefit plans, and a general increase in salaries and benefits due to the increase in the number of employees over the same period last fiscal year. Occupancy and equipment expenses increased $24,000, or 10.5%, primarily a result of the increased level of depreciation on building and leasehold improvements. Other expenses increased $111,000, or 54.2%, primarily as a result of an increase in general expenses associated with the development and implementation of certain products and programs as part of the strategic planning for the future.

Income Taxes

     Income taxes for the three months ended December 31, 1998 were $378,000 on pretax income of $925,000, for an effective rate of 40.86%, compared to $284,000 on pretax income of $679,000, for an effective rate of 41.83% for the same period last year. The effective tax rate is different than the prior year due to the non-deductibility of certain expenses and the reduction in the state tax rate for banks.

Comparison of Operating Results for the nine months ended December 31, 1998 and 1997

Results of Operations

     Consolidated net income for the nine months ended December 31, 1998 totaled $1,667,000, or $0.71 per share, compared to $1,093,000 for the same period last year. This represents an increase of 52.52% in earnings. Due to the recent Conversion, the earnings per share numbers for the prior period are not applicable. The increase in earnings was directly attributable to an increase in net interest income after the loan loss provision offset by an increase in operating expenses. The increase in net interest income is directly attributable to the increased level of interest-earning assets funded by the Conversion proceeds and an increased level of deposits and borrowed funds.

Interest Income

     Interest income for the nine months ended December 31, 1998 increased $2.9 or 20.5%, to $17.0 million, compared to $14.1 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, partially offset by a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased from $231.2 million for the nine months ended December 31, 1997 to $291.5 million for the nine months ended December 31, 1998, an increase of $60.3 million, or 26.1%. The increase in the average balance of interest-earning assets was primarily the net result of an increase in the average balance of short-term investments and investment securities of $23.8 million, or 152.7%, an increase in loans, net and mortgage loans held for sale, of $36.3 million or 17.1% and an increase in mortgage-backed and mortgage related securities of $0.2 million, or 6.5%. The yield on interest-earning assets decreased 37 basis points to 7.78%.

Interest Expense

     Interest expense for the nine months ended December 31, 1998 increased $211,000, or 2.8%, to $7.7 million, compared to $7.5 million for the same period last year. The increase in interest expense was primarily due to a $17.1 million, or 7.9%, increase in the average balance of interest-bearing liabilities which increased from $216.3 million for the nine months ended December 31, 1997 to $233.4 million for the nine months ended December 31, 1998, offset by a decrease of 20 basis points in the cost of interest-bearing liabilities to 4.42%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $9.0 million, or 4.6% and an increase in the average balance of FHLB advances of $8.2 million, or 40.1%.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the nine months ended December 31,                       1998                                  1997
                                               --------------------------------     --------------------------------
                                                           Interest                              Interest
                                               Average      income/      Yield/     Average       income/     Yield/
                                               balance      expense       rate      balance       expense      rate
                                               --------     -------      ------     --------      -------     ------
                                                                   (Dollars in thousands)
Assets
Interest-earning assets:
 Short-term investments                        $ 19,514     $   806       5.51%     $  1,394      $    57      5.45%
 Investment securities                           19,885         860       5.77        14,199          669      6.28
 Mortgage-backed and mortgage related
   securities                                     3,100         143       6.15         2,912          146      6.68
 Loans, net and mortgage loan held-
   for-sale                                     248,997      15,201       8.14       212,662       13,250      8.31
                                               --------     -------                 --------      -------
Total interest-earning assets                   291,496      17,010       7.78       231,167       14,122      8.15
                                                            -------                               -------
Non interest-earning assets                      10,292                                7,549
                                               --------                             --------
  Total                                        $301,788                             $238,716
                                               ========                             ========
Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                                 $ 21,848         264       1.61      $ 20,839          291      1.85
  Regular savings accounts                       27,481         477       2.31        28,902          545      2.50
  Money market accounts                          44,993       1,404       4.16        40,329        1,238      4.07
  Certificate accounts                          110,514       4,544       5.48       105,805        4,547      5.70
                                               --------     -------                 --------      -------
Total interest-bearing deposits                 204,836       6,689       4.35       195,875        6,621      4.49
  FHLB advances                                  28,555       1,042       4.87        20,382          899      5.77
                                               --------     -------                 --------      -------
Total interest-bearing liabilities              233,391       7,731       4.42       216,257        7,520      4.62
                                                            -------                               -------
  Demand deposits                                   608                                  147
  Other liabilities                               4,495                                2,603
  Equity                                         63,294                               19,709
                                               --------                             --------
  Total                                        $301,788                             $238,716
                                               ========                             ========
Net interest income                                         $ 9,279                               $ 6,602
                                                            =======                               =======
Interest rate spread                                                      3.36%                                3.53%
                                                                         =====                                =====
Net interest margin                                                       4.15%                                3.83%
                                                                         =====                                =====

     The increase of $2,677,000 in net interest income is analyzed as follows:

                                             Nine months ended December 31,
                                                      1998 vs. 1997
                                         ---------------------------------------
                                            Change due to Increase (Decrease)
                                         ---------------------------------------
                                         Volume           Rate              Net
                                         ------          ------           ------
                                                      (In thousands)

Interest income:
         Loans                           $2,212          $ (261)          $1,951
         Investment securities            1,001             (64)             937
                                         ------          ------           ------
              Total                       3,213            (325)           2,888
                                         ------          ------           ------

Interest expense:
         Deposits                           106             (38)              68
         Borrowings                         251            (108)             143
                                         ------          ------           ------
              Total                         357            (146)             211
                                         ------          ------           ------
Net interest income                      $2,856          $ (179)          $2,677
                                         ======          ======           ======

Provision for Loan Losses

     The provision for loan losses totaled $410,000 for the nine months ended December 31, 1998, compared to $474,000 for the same period last year. While the asset quality of the Company has improved since March 31, 1998, the addition to loan loss is directly attributable to the increase in the total loan portfolio during the current fiscal year. The level of the provision for loan losses for the previous fiscal year was attributable to the classification of certain purchased loans that had been acquired in the merger with another financial institution. These loans were identified and classified accordingly, as a result an increase in the level of reserves was recognized in conjunction with the classification of the loans.

Non-interest income

     Total non-interest income totaled $248,000 compared to $232,000 for the same period last year. Other fees and charges decreased $5,000 from the reduced level of fees collected on transaction accounts. Gain on sale of loans increased $40,000 due to the increased level of loans sold over the same period last year. During the nine months ended December 31, 1997, the company recognized income of $19,000 from the sale of other real estate owned; there was no such income for the same period this year.

Non-interest expense

     Salaries and benefits increased $1,021,000, or 37.0%, the result of $609,000 in compensation expense associated with the Company's stock-based benefit plans, and a general increase in salaries and benefits due to the increase in the number of employees over the same period last fiscal year. Occupancy and equipment expenses increased $81,000, or 12.1%, primarily a result of the increased level of depreciation on building and leasehold improvements. Other expenses increased $598,000, or 88.3%, primarily as a result of $305,000 in non-recurring expenses associated with the implementation of certain developmental strategies as part of the strategic planning for the future, approximately $35,000 associated with software upgrades for year 2000 compliance, and an increase in other general expenses.

Income Taxes

     Income taxes for the nine months ended December 31, 1998 were $1,203,000 on pretax income of $2,870,000, for an effective rate of 41.92%, compared to $775,000 on pretax income of $1,868,000, for an effective rate of 41.49% for the same period last year. The effective tax rate is different than the prior year due to the non-deductibility of certain expenses and the reduction in the state tax rate for banks.

Capital Adequacy

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

     At December 31, 1998 the Company's capital ratio was 17.27% of total assets. The Bank at December 31, 1998 had total capital of 12.34% and risk based capital of 21.40% (unaudited), as compared to 13.54% and 24.74% (unaudited) at September 30, 1998.

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

     At December 31, 1998 the Company and the Bank met all the capital adequacy requirements to which they are subject. As of December 31, 1998, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.


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

     As part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of September 30, 1998 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.


   Change in
Interest Rates
      in                       Net Portfolio Value                       NPV as % of Portfolio
 Basis Points                                                              Value of Assets
 (Rate Shock)
                                                                         NPV
                   Amount          $ Change           % Change          Ratio          Change(1)
                --------------------------------------------------------------------------------
                                                (Dollars in thousands)

    400           $30,374          $(8,385)              (22)%          10.70%             (241)
    300            33,275           (5,484)              (14)           11.57              (154)
    200            35,737           (3,022)               (8)           12.29               (82)
    100            37,467           (1,291)               (3)           12.77               (34)
 Static            38,759               --                --            13.11                --
   (100)           39,893            1,135                 3            13.40                29
   (200)           41,505            2,746                 7            13.82                71
   (300)           44,062            5,303                14            14.51               140
   (400)           46,392            8,173                21            15.26               215

(1)  Expressed in basis points.

Liquidity

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At December 31, 1998 the Bank's liquidity ratio was 9.72%. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and cash equivalents and short-term investments totaled $18.0 million, or 5.2% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At December 31, 1998, the Bank had $64.5 million in advances outstanding from the FHLB, and at December 31, 1998, had an additional overall borrowing capacity from the FHLB of $92.8 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

Year 2000 Compliance

     As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In addressing the year 2000 the Company has broken down the process into four steps: assessment, correction/replacement, testing and implementation.

     The Company has completed the assessment phase. During this phase the Company identified all potential programs and applications that could be effected which were date sensitive. The Company has also included the various utility companies that it uses for assessment as to their readiness for year 2000. This assessment included all hardware and software applications as well as vendor identification. The various applications identified were then prioritized in consideration of their overall importance of use to the Company. Correspondence was sent to all vendors inquiring into their applications year 2000 compliance. For a number of applications the correction, testing and vendor certification and implementation has been completed.

     The most critical applications to the Company are the software to process all loan and deposit accounts and transactions, the internal accounting system and utility companies for the various facility locations. The Bank utilizes a third-party vendor for processing the primary banking applications and does not have any proprietary or self developed software. In addition, the Bank also uses third-party vendor application software for all ancillary computer applications, specifically general ledger and accounting systems. The third-party vendor for the Bank's banking applications is in the process of modifying and upgrading its computer applications to ensure Year 2000 compliance. The Bank has completed the second phase of testing. At the current time it is anticipated that the system will be compliant and implemented by June 30, 1999. During the quarter the Company completed the conversion to a new accounting software application which is year 2000 compliant.

     For all other applications the Company is continuing to ensure compliance by continuing to follow up with vendors for year 2000 certification. At this point in time the Company remains in the correction/replacement, testing and implementation phases of the process.

     During the quarter the Company also completed the process of creating a preliminary contingency plan to deal with any unforeseen events that could occur which would have a negative impact on the day to day operations of the Company. The plan is expected to be finalized by March 31, 1999. The plan will address how to deal with the lack of utilities and support systems.

     The Company has expensed approximately $35,000 to replace and upgrade existing software for year 2000 compliance. In addition the company purchased a new accounting system which is year 2000 compliant; the cost of this system was approximately $75,000 and will be depreciated over a period of five years. Additional expenses will be incurred over the next year to meet year 2000 compliance, however, at this time these expenses are not expected to be material in nature.

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

     Not applicable

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1  Certificate of Incorporation of Bay State Bancorp, Inc. *

          3.2 Amended and Restated Bylaws of Bay State Bancorp, Inc. (filed herewith)

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


                                   Bay State Bancorp, Inc.


February 10, 1999                  \s\ John F. Murphy
---------------------              ---------------------------------------------
Date                               John F. Murphy
                                   Chairman, President, and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


February 10, 1999                  \s\ Michael O. Gilles
---------------------              ---------------------------------------------
Date                               Michael O. Gilles
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)