Form 10KSB
period 1999-03-31
BAY STATE BANCORP INC
filed 1999-06-14
CIK 1048767

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended March 31, 1999
                                     1-13691
                             Commission File Number

                             BAY STATE BANCORP, INC.
          (Name of small business issuer as specified in its charter.)

            Delaware                                     04-3398630
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

               1299 Beacon Street, Brookline, Massachusetts 02446
                    (Address of Principal Executive Offices)

         Issuer's telephone number, including area code: (617) 739-9500

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value                    The American Stock Exchange
    $0.01 per share                  (Name of Exchange on which registered)
   (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $23,816,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $47,086,000. This figure is based on the closing price on the American Stock Exchange for a share of the issuer's common stock on May 26, 1999, which was $22.125 as reported in The Wall Street Journal on May 27, 1999. For purposes of this calculation, the issuer is assuming that directors and executive officers are affiliates.

The issuer had 2,329,670 shares of Common Stock outstanding as of May 26, 1999.

Transitional Small Business Disclosure Format. Yes [_] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I

   Item 1.   Description of Business.........................................  1

   Item 2.   Description of Property......................................... 27

   Item 3.   Legal Proceedings............................................... 27

   Item 4.   Submission of Matters to a Vote of Security Holders............. 27

PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters........ 28

   Item 6.   Management's Discussion and Analysis or Plan of Operation....... 28

   Item 7.   Financial Statements............................................ 39

   Item 8.   Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure............................. 40

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............... 40

   Item 10.  Executive Compensation.......................................... 40

   Item 11.  Security Ownership of Certain Beneficial Owners and Management.. 40

   Item 12.  Certain Relationships and Related Transactions.................. 40

   Item 13.  Exhibits and Reports on Form 8-K................................ 41

SIGNATURES

Item 1. Description of Business.
--------------------------------

General

     Bay State Bancorp, Inc. (the "Company") was incorporated under Delaware law on October 24, 1997. The Company was formed to acquire Bay State Federal Savings Bank, Brookline, Massachusetts (the "Bank") and its subsidiaries as part of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). In connection with the Conversion, on March 27, 1998 the Company issued an aggregate 2,535,232 shares of its common stock, par value $0.01 per share (the "Common Stock"), at a purchase price of $20 per share, of which 2,347,437 shares were sold in a subscription offering and 187,795 shares were issued to The Bay State Federal Savings Charitable Foundation (the "Foundation"), a charitable foundation established by the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through the Bank. At March 31, 1999, the Company had total assets of $359.4 million, total deposits of $216.4 million and total stockholders' equity of $60.3 million.

     The Bank was organized in 1920 as a state-chartered mutual co-operative bank under the name Coolidge Corner Co-operative Bank. In 1936, the Bank converted to a federally-chartered mutual savings and loan association and changed its name to Brookline Federal Savings and Loan Association. In 1960, the Bank changed its name to Bay State Federal Savings and Loan Association and, in 1983, changed its name again to Bay State Federal Savings Bank. In February 1997, the Bank merged with Union Federal Savings Bank ("Union Federal"), which at the time of the merger had $38.2 million of total assets, $35.5 million of deposits and $2.7 million of retained earnings and operated two branches located in Boston and Westwood, Massachusetts. The Bank currently maintains five banking offices located in the greater Boston metropolitan area.

     The Bank's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in adjustable-rate and shorter-term fixed-rate one- to four-family residential mortgage loans, multi-family and commercial real estate. To a lesser extent, the Bank invests in construction and development, commercial and consumer loans. The Bank operates through its five full service banking offices and one administrative office, all of which are located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights on all loans sold. The Bank's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, interest on its investment and mortgage-backed and mortgage-related securities and loan servicing income. The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and Federal Home Loan Bank ("FHLB") advances.

Market Area and Competition

     The Bank is headquartered in Brookline, Massachusetts and is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's primary deposit gathering area is concentrated in the communities surrounding its five full service banking offices located in Brookline, Boston, Dedham, Norwood and Westwood, Massachusetts. All of the Bank's branch offices are located within 15 miles of Brookline. The Bank's primary lending area is significantly broader than its deposit gathering area and includes all of Massachusetts, with a concentration in the greater Boston metropolitan area.

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

     New England has generally lagged behind the rest of the nation in coming out of the recession of the late 1980s and early 1990s. During this time, the market values of many one- to four-family residences declined throughout the region. Loan demand diminished and competition for such loans increased. However, over the past few years, the regional economy in the Bank's primary market area, based on economic indicators such as unemployment rates, residential and commercial real estate values and vacancy rates and household income trends, has strengthened. Small business, technology and service firms, institutions of higher education and tourism form the backbone of the economy of the greater Boston metropolitan area.

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

Personnel

     As of March 31, 1999 the Bank had 79 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At March 31, 1999, gross loans totalled $309.0 million, of which $168.8 million were one- to four-family residential mortgage loans, or 54.6% of the Bank's total loans. At such date, the remainder of the loan portfolio consisted of: $57.7 million of multi-family residential loans, or 18.7% of total loans; $67.8 million of commercial real estate loans, or 21.9% of total loans; $5.5 million of construction and development loans, including unadvanced loan amounts, or 1.8% of total loans; $5.2 million of equity lines of credit, or 1.7% of total loans; and $3.5 million of other consumer loans, or 1.1% of total loans.

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and local competitive influences. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB") and legislative tax policies.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                           At March 31,
                              ------------------------------------------------------------------------------------------------------
                                    1999                 1998                  1997                 1996                 1995
                              -----------------    ------------------    -----------------    ------------------   -----------------
                                        Percent               Percent              Percent               Percent            Percent
                              Amount   of Total    Amount    of Total    Amount   of Total    Amount    of Total   Amount   of Total
                              ------   --------    ------    --------    ------   --------    ------    --------   ------   --------
                                                                      (Dollars in thousands)
Mortgage loans:
 Residential:
    One- to four-family    $168,786    54.62%   $157,240     68.23%   $162,837    77.34%   $149,941     78.74%  $152,025    80.93%
    Multi-family .........   57,744    18.69      22,411      9.73      14,624     6.95      13,294      6.98     12,505     6.65
 Commercial real estate...   67,806    21.94      35,468     15.39      25,260    12.00      19,129     10.05     17,820     9.49
 Construction and
    development(1) .......    5,494     1.78       7,821      3.39       2,831     1.34       5,359      2.81      3,393     1.81
                           --------   ------    --------    ------    --------   ------    --------    ------   --------   ------
    Total mortgage loans..  299,830    97.03     222,940     96.74     205,552    97.63     187,723     98.58    185,743    98.88
                           --------   ------    --------    ------    --------   ------    --------    ------   --------   ------
Commercial ...............      500     0.16          43      0.02          31     0.02          --        --         --       --
                           --------   ------    --------    ------    --------   ------    --------    ------   --------   ------
Consumer loans:
   Equity lines ..........    5,156     1.67       4,028      1.75       2,359     1.12         268      0.14         --       --
   Other consumer loans ..    3,535     1.14       3,434      1.49       2,594     1.23       2,434      1.28      2,110     1.12
                           --------   ------    --------    ------    --------   ------    --------    ------   --------   ------
    Total consumer loans..    8,691     2.81       7,462      3.24       4,953     2.35       2,702      1.42      2,110     1.12
                           --------   ------    --------    ------    --------   ------    --------    ------   --------   ------
Total loans ..............  309,021   100.00%    230,445    100.00%    210,536   100.00%    190,425    100.00%   187,853   100.00%
                                      ======                ======               ======                ======              ======
Allowance for loan
   losses.................   (3,027)              (2,513)               (1,687)              (1,774)              (1,825)
Undisbursed proceeds of
   construction and
   development loans in
   process ...............   (1,424)              (2,534)               (1,349)              (1,622)                (909)
Deferred loan origination
   fees, net .............     (198)                (470)                 (437)                (495)                (588)
                           --------             --------              --------             --------             --------
      Loans, net .........  304,372              224,928               207,063              186,534              184,531
Mortgage loans held-for-
  sale ...................      321                  822                    --                   47                   --
                           --------             --------              --------             --------             --------
   Loans, net and mortgage
    loans held-for-sale... $304,693             $225,750              $207,063             $186,581             $184,531
                           ========             ========              ========             ========             ========

----------
(1)  Includes committed but unadvanced loan amounts.

     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at March 31, 1999. The table does not include the effect of future principal prepayments.

                                                                                 At March 31, 1999
                                              -------------------------------------------------------------------------------------
                                               One- to                              Construction
                                                Four-       Multi-    Commercial    and Develop-                            Total
                                              Family (1)    Family    Real Estate     ment(2)    Commercial    Consumer     Loans
                                              --------     --------   -----------   ------------ ----------    --------    --------
                                                                               (In thousands)
Amounts due:
   One year or less .....................     $  1,236     $  1,315     $     20     $  2,852     $     --     $    620    $  6,043
                                              --------     --------     --------     --------     --------     --------    --------
   After one year:
   More than one year
      to three years ....................        1,547          690        2,673           --           --          565       5,475
   More than three years
      to five years .....................        1,162          513          932           --           --          333       2,940
   More than five years
      to ten years ......................       13,744        5,027        6,197           --          225          460      25,653
   More than ten years
      to twenty years ...................       51,867       18,492       28,467           42          275          795      99,938
   More than
      twenty years ......................      104,386       31,707       29,517        2,600           --          762     168,972
                                              --------     --------     --------     --------     --------     --------    --------
         Total due after
            one year ....................      172,706       56,429       67,786        2,642          500        2,915     302,978
                                              --------     --------     --------     --------     --------     --------    --------
      Total amount due ..................     $173,942     $ 57,744     $ 67,806     $  5,494     $    500     $  3,535     309,021
                                              ========     ========     ========     ========     ========     ========
Less:
  Allowance for loan losses............................................................................................      (3,027)
  Undisbursed proceeds of construction and development loans in process................................................      (1,424)
  Deferred loan origination fees, net..................................................................................        (198)
                                                                                                                           --------
Loans, net.............................................................................................................    $304,372
                                                                                                                           ========

----------
(1)  Includes equity lines.

(2) Includes construction and development loans which will convert to one- to four-family mortgage loans upon the completion of the construction.


     The following table sets forth at March 31, 1999, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 2000 and whether such loans have fixed interest rates or adjustable interest rates.


                                                  Due After March 31, 2000
                                            ------------------------------------
                                             Fixed       Adjustable       Total
                                            --------     ----------     --------
                                                       (In thousands)

Mortgage loans:
   One- to four-family ...............      $ 63,748      $103,802      $167,550
   Multi-family ......................        13,410        43,019        56,429
   Commercial real estate ............        13,148        54,638        67,786
   Construction and development ......            --         2,642         2,642
                                            --------      --------      --------
      Total mortgage loans ...........        90,306       204,101       294,407
                                            --------      --------      --------
Commercial loans .....................            --           500           500
                                            --------      --------      --------
Consumer loans:
   Equity lines ......................            --         5,156         5,156
   Other consumer loans ..............           974         1,941         2,915
                                            --------      --------      --------
      Total consumer loans ...........           974         7,097         8,071
                                            --------      --------      --------
Total loans ..........................      $ 91,280      $211,698      $302,978
                                            ========      ========      ========

     Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its five branch offices and one administrative office and through a network of loan correspondents, wholesale loan brokers and other financial institutions approved by the Bank. All loans originated by the Bank, either through internal sources or external sources, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, all adjustable-rate mortgage loans ("ARM") originated by the Bank are originated for investment. While the Bank has from time-to-time, retained fixed-rate one- to four-family loans, it is currently the general policy of the Bank to sell substantially all one- to four-family fixed-rate mortgage loans with scheduled repricing greater than 15 years. The one- to four-family mortgage loan products currently originated for sale by the Bank include a variety of loans which conform to the underwriting standards specified by Freddie Mac ("FHLMC") ("conforming loans") and, to a lesser extent, loans which do not conform to FHLMC standards due to loan amounts ("jumbo loans"). While the Bank generally does not originate mortgage loans insured by the FHA and VA, the Bank has, from time-to-time, purchased such loans for its own portfolio. All one- to four-family mortgage loans sold by the Bank are sold pursuant to master commitments negotiated with FHLMC and other investors to purchase loans meeting such investors' defined criteria. Although the Bank has entered into such master commitment contracts, such contracts generally do not require the purchasers to buy or the Bank to deliver a specific amount of mortgage loans. All conforming loans currently sold by the Bank are sold to FHLMC and all non-conforming loans which are sold are generally sold to private investors. Sales of loans are made without recourse to the Bank in the event of default by the borrower. The Bank generally retains the servicing rights on the mortgage loans sold to FHLMC.

     At March 31, 1999, the Bank maintained a servicing portfolio consisting of $307.6 million of loans held for portfolio, net, and $22.6 million of loans serviced for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Substantially all of the loans currently being serviced for others are loans which have been sold by the Bank. The gross servicing fee income from loans sold is generally 24 to 48 basis points of the total balance of the loan serviced.

     During the fiscal years ended March 31, 1999, 1998 and 1997, the Bank originated and purchased $84.0 million, $41.1 million and $38.1 million of fixed-rate and adjustable-rate one- to four-family loans, respectively, of which $73.2 million, $38.0 million and $37.8 million, respectively, were retained for the Bank's portfolio. When loans are sold the Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On April 1, 1996, the Bank implemented SFAS No. 122 pursuant to which the value of servicing rights may be recognized as an asset of the Bank. In the fiscal years ended March 31, 1999 and 1998, the fair value of servicing rights under SFAS No. 122 and SFAS No. 125 was not material and was not recognized in the consolidated financial statements for those periods. The Bank has, from time-to-time, purchased whole loans, primarily one- to four-family mortgage loans or purchased a participation interest in loans originated by other financial institutions, primarily multi-family and commercial real estate loans and, at March 31, 1999, had $44.0 million of purchased loans and $2.5 million in loan participation interests. Loans purchased from correspondent financial institutions are underwritten pursuant to the Bank's policies and generally closed in the name of the correspondent financial institution and then purchased by the Bank.

     The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                            For the Year Ended March 31,
                                                     -------------------------------------------
                                                       1999             1998             1997
                                                     ---------        ---------        ---------
                                                                   (In thousands)

Beginning balance, loans, net(1) ...............       $ 224,928        $ 207,063        $ 186,581
                                                       ---------        ---------        ---------
   Loans originated and purchased:
      Mortgage loans:
         One- to four-family ...................          84,033           41,107           38,062
         Multi-family ..........................          36,904            5,768            1,129
         Commercial real estate ................          48,136           16,657            9,262
         Construction and development ..........           3,985            5,940            3,750
                                                       ---------        ---------        ---------
            Total mortgage loans ...............         173,058           69,472           52,203
                                                       ---------        ---------        ---------
   Commercial ..................................             250               --               38
                                                       ---------        ---------        ---------
   Consumer:
      Equity lines .............................           6,843            4,166            3,737
      Other consumer loans .....................           4,253            3,277            1,312
                                                       ---------        ---------        ---------
         Total consumer loans ..................          11,096            7,443            5,049
                                                       ---------        ---------        ---------
         Total loans ...........................         184,404           76,915           57,290
                                                       ---------        ---------        ---------
   Total .......................................         409,332          283,978          243,871
Principal repayments and other, net ............         (93,676)         (55,609)         (35,546)
Loan charge-offs, net ..........................            (103)             (30)            (204)
Sale of mortgage loans, principal balance ......         (10,860)          (2,359)            (749)
Transfer of mortgage loans to REO ..............              --             (230)            (309)
                                                       ---------        ---------        ---------
   Loans, net and mortgage loans held-for-sale..         304,693          225,750          207,063
Mortgage loans held-for-sale ...................            (321)            (822)              --
                                                       ---------        ---------        ---------
   Ending balance, loans, net ..................       $ 304,372        $ 224,928        $ 207,063
                                                       =========        =========        =========

----------
(1)  Includes mortgage loans held-for-sale.


     One-to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans with maturities of up to 30 years secured by one- to four-family residences. Most of such loans are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained through the Bank's in-house loan representatives, existing or past customers, mortgage brokers and referrals from members of the Bank's local communities. At March 31, 1999, the Bank's one- to four-family mortgage loans totalled $168.8 million, or 54.6%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 38.1% were fixed-rate mortgage loans and 61.9% were ARM loans.

     The Bank currently offers fixed-rate mortgage loans with terms from ten to 30 years. The Bank sells substantially all of the fixed-rate residential loans with maturities greater than 15 years that it originates and retains the servicing on all loans sold to FHLMC. From time-to-time, the Bank will purchase one- to four-family mortgage loans. Such purchased loans may be secured by real estate located outside the Bank's primary market area and outside of Massachusetts. Such loans are generally purchased with servicing retained by the seller.

     The Bank currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one, three or five years from the outset of the loan and adjust annually after the initial rate period. The interest rates for the Bank's ARM loans are indexed to either the one, three or five year Constant Maturity Treasury ("CMT") Index. The Bank originates ARM loans with initially discounted rates, often known as "teaser rates." The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The Bank generally retains for its portfolio all adjustable-rate one- to four-family loans.

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

     Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by 5 or more unit apartment buildings and properties used for business purposes such as office buildings, industrial facilities or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at March 31, 1999 was $6.6 million. The Bank's multi-family and commercial real estate loans may be made with terms up to 30 years and are offered with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history, the value of the underlying property, and the financial conditions of the Borrower/Guarantor. The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. In addition, depending on the perceived environmental risk of the property an environmental impact survey may be required for multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower, the amount of the downpayment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at March 31, 1999 was $57.7 million, or 18.7%, of total loans and the Bank's commercial real estate loan portfolio at such date was $67.8 million, or 21.9%, of total loans. The largest multi-family or commercial real estate loan in the Bank's portfolio at March 31, 1999 was a $4.9 million real estate loan secured by a blanket mortgage on five retail/office buildings.

     The Bank also purchases participation interests in multi-family and commercial real estate loans. Most of these loans are secured by real estate located in the Bank's primary market area. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. At March 31, 1999, the Bank had $2.5 million in multi-family and commercial real estate loan participation interests, or 0.81% of total loans.

     Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts. Additionally, because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy and thus poses a greater degree of risk than one- to four-family residential mortgage loans. The Bank seeks to minimize these risks through its underwriting standards.

     Construction and Development Lending. The Bank originates short-term balloon fixed-rate construction loans for the development of residential and commercial property. Construction and development loans are offered primarily to experienced local developers operating in the Bank's market area. The Bank currently does not originate loans secured by raw land. The majority of the Bank's construction and development loans are originated to finance the construction by developers of one- to four-family residential real estate and, to a lesser extent, multi-family and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to 12 months and may be made in amounts up to 80% of the appraised value of the property on multi-family and commercial real estate construction and 85% on one- to four-family residential construction. Construction loan proceeds are disbursed periodically, in increments, as construction progresses and as inspections by the Bank's lending officers warrant. At March 31, 1999, the Bank's largest construction and development loan was a performing loan with a $1.2 million outstanding principal balance secured by two condominium units located in Boston, Massachusetts. At March 31, 1999, construction and development loans totalled $5.5 million (including unadvanced loan amounts), or 1.8%, of the Bank's total loans. At March 31, 1999, $4.8 million, or 88.9%, of construction and development loans had permanent financing commitments by the Bank or third-parties or were secured by properties which were pre-sold pending completion of the projects.

     The Bank also originates construction and development loans to individual borrowers for the construction of single-family owner-occupied residential properties with permanent financing commitments by the Bank. The Bank's underwriting standards and procedures for such loans are similar to those applicable for one- to four-family residential mortgage lending. Proceeds for such loans are disbursed as phases of the construction are completed. All such loans are originated as one- to four-family interest-only adjustable-rate mortgage loans. Upon completion of the construction, such loans convert to principal and interest over the remaining term. At March 31, 1999, such loans totalled $2.6 million, or 48.1%, of the $5.5 million of construction and development loans.

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

     Consumer and Other Lending. Total consumer loans at March 31, 1999 amounted to $8.7 million, or 2.8%, of the Bank's total loans and consisted primarily of equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

     The Bank originates equity lines of credit, substantially all of which are secured by second mortgages on residential real estate located in the Bank's primary market area. At March 31, 1999, these loans totalled $5.2 million, or 1.7%, of the Bank's total loans. Equity lines of credit generally have fixed-rates of interest for the initial six months of the loan and adjustable-rates of interest thereafter which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Equity lines of credit generally have an 18% lifetime cap on interest rates and may never adjust to be less than the initial interest rate. Generally, the combined LTV ratio on equity lines of credit is 80% where the Bank possesses the first mortgage lien interest and 75% when another lender possesses the first mortgage lien interest. However, exceptions may be made for previous customers of the Bank.

     The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans may be secured by deposit accounts or other forms of collateral. At March 31, 1999, personal loans (both secured and unsecured) totalled $3.5 million, or 1.1%, of the Bank's total loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At March 31, 1999, the Bank had three consumer loans 90 days or more delinquent, whose balances totalled $77,000.

     At March 31, 1999, the Bank had two outstanding commercial loans which were unsecured and whose outstanding principal balances totalled $500,000.

Loan Approval Procedures and Authority

     The Board of Directors of the Bank establishes the lending policies of the Bank. Such policies provide that all loans up to $300,000 are approved by the Bank's Internal Loan Committee. The Board of Directors approves all loans prior to funding. In the event a loan is above $300,000, it is approved by the President or Executive Vice President. Any loans approved by the President or Executive Vice President are submitted to the full Board of Directors or the Bank's Executive Committee for ratification on a monthly basis.

Delinquent Loans, Classified Assets and Real Estate Owned

     Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more and all REO. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure and in rare instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

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

     The Bank's Classification of Assets Committee reviews and classifies the Bank's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At March 31, 1999, the Bank had $1.9 million, or 0.5%, of total assets, designated as Substandard consisting of thirteen one- to four-family mortgage loans, one consumer installment loan, one land loan and one multi-unit family mortgage loan. At March 31, 1999, one single-family residential loan was classified as Doubtful, totalling $64,000. Included in total classified assets at March 31, 1999, were $485,000 of assets classified as Substandard, which represent the outstanding balance of second mortgage loans purchased by Union Federal and secured by properties located outside the Bank's primary market area, predominately in California and other southwestern states. During early 1997, such second mortgage loans experienced increased delinquencies which caused the Bank to adversely classify the entire pool of such loans and increase its provision for loan losses. To the extent delinquencies continue to increase in such portfolio of loans, the Bank may establish additional reserves against such loans through provisions for loan losses or charge off portions of such loans which would adversely affect the Company's net income. As of March 31, 1999, the Bank had a total of four one- to four-family loans and two commercial real estate loans, totaling $1.3 million, designated as Special Mention. At March 31, 1999, the largest loan designated as Special Mention had a carrying balance of $530,000 and was secured by commercial real estate. At March 31, 1999, all of the Bank's classified and special mention assets totalled $1.3 million, representing 0.4% of loans.

     The following table sets forth the delinquencies in the Bank's loan portfolio as of the dates indicated.

                                                         At March 31, 1999                             At March 31, 1998
                                          ---------------------------------------------    -----------------------------------------
                                                30-89 Days            90 Days or More          30-89 Days         90 Days or More
                                          ----------------------   --------------------    -------------------   -------------------
                                                      Principal               Principal              Principal            Principal
                                            Number      Balance     Number      Balance     Number     Balance    Number    Balance
                                           of Loans    of Loans    of Loans    of Loans    of Loans   of Loans   of Loans   of Loans
                                           --------    --------    --------    --------    --------   --------   --------   --------
                                                                             (Dollars in thousands)
Mortgage loans:
   One- to four-family .................         7      $  431           6      $  862           8     $  616          8     $1,258
   Multi-family ........................        --          --           1         280           1        699          1        254
   Commercial real estate ..............         1         275           2         745          --         --          2        739
   Construction and development ........         1          42          --          --          --         --         --         --
                                            ------      ------      ------      ------      ------     ------     ------     ------
      Total mortgage loans .............         9         748           9       1,887           9      1,315         11      2,251
                                            ------      ------      ------      ------      ------     ------     ------     ------
Consumer loans:
   Equity lines ........................         1          36           1          65           1         45         --         --
   Other consumer loans ................         3          65           2          12           5         37          6         28
                                            ------      ------      ------      ------      ------     ------     ------     ------
      Total consumer loans .............         4         101           3          77           6         82          6         28
                                            ------      ------      ------      ------      ------     ------     ------     ------
Total loans ............................        13      $  849          12      $1,964          15     $1,397         17     $2,279
                                            ======      ======      ======      ======      ======     ======     ======     ======
Delinquent loans to loans, net .........                  0.28%                   0.65%                  0.62%                 1.01%
                                                        ======                  ======                 ======                ======


                                                 At March 31, 1997
                                     -------------------------------------------
                                          30-89 Days            90 Days or More
                                     --------------------    -------------------
                                                Principal              Principal
                                      Number      Balance     Number     Balance
                                     of Loans    of Loans    of Loans   of Loans
                                     --------    --------    --------   --------
                                               (Dollars in thousands)

Mortgage loans:
   One- to four-family ..........         14      $1,622          12     $1,499
   Multi-family .................         --          --          --         --
   Commercial real estate .......          1         530          --         --
                                      ------      ------      ------     ------
   Construction and development .         --          --          --         --
      Total mortgage loans ......         15       2,152          12      1,499
                                      ------      ------      ------     ------
Consumer loans:
   Equity lines .................         --          --           1         40
   Other consumer loans .........          3          13           2          7
                                      ------      ------      ------     ------
      Total consumer loans ......          3          13           3         47
                                      ------      ------      ------     ------
Total loans .....................         18      $2,165          15     $1,546
                                      ======      ======      ======     ======
Delinquent loans to loans, net ..                   1.04%                  0.75%
                                                  ======                 ======

     Nonperforming Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and REO. At March 31, 1999, the Bank had no REO in its portfolio. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. For the fiscal years ended March 31, 1999, 1998 and 1997, the amount of interest income that was recorded on nonaccrual loans was $213,000, $130,000 and $78,000, respectively. For the fiscal years ended March 31, 1999, 1998 and 1997, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $87,000, $144,000 and $79,000, respectively. On April 1, 1995, the Bank adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by SFAS No. 118. There were no loans that met the definition of an impaired loan per SFAS No. 114 at or during the fiscal years ended March 31, 1998 and 1997. As of March 31, 1999 loans totaling $280,000 were considered to be impaired with an allowance for credit loss of $82,000.

                                                                 At March 31,
                                            ------------------------------------------------------
                                             1999        1998        1997        1996        1995
                                            ------      ------      ------      ------      ------
                                                           (Dollars in thousands)
Nonaccrual loans:
   Mortgage loans:
      One- to four-family .............     $  862      $1,258      $1,499      $1,128      $  996
      Multi-family ....................        280         254          --          --          --
      Commercial real estate ..........        745         739          --          --          --
      Construction and development ....         --          --          --          --         158
                                            ------      ------      ------      ------      ------
       Total mortgage loans ...........      1,887       2,251       1,499       1,128       1,154
                                            ------      ------      ------      ------      ------
   Consumer loans:
      Equity lines ....................         65          --          40          --          --
      Other consumer loans ............         12          28           7          22          18
                                            ------      ------      ------      ------      ------
       Total consumer loans ...........         77          28          47          22          18
                                            ------      ------      ------      ------      ------
       Total nonaccrual loans .........      1,964       2,279       1,546       1,150       1,172
Real estate owned, net ................         --          --          73          65          70
                                            ------      ------      ------      ------      ------
       Total nonperforming assets (2)..     $1,964      $2,279      $1,619      $1,215      $1,242
                                            ======      ======      ======      ======      ======
Allowance for loan losses as a percent
   of loans(1) ........................       0.98%       1.10%       0.81%       0.94%       0.98%
Allowance for loans losses as a percent
   of nonperforming loans(2) ..........     154.12      110.27      109.12      154.26      155.72
Nonperforming loans as a percent of
   loans(1)(2) ........................       0.64        1.00        0.74        0.61        0.63
Nonperforming assets as a percent of
   total assets(3) ....................       0.55        0.77        0.69        0.55        0.61

----------
(1)  Loans are presented before allowance for loan losses.

(2) Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

(3)  Nonperforming assets consist of nonperforming loans and REO.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The economy in the Bank's primary market area suffered significantly in the late 1980s and early 1990s. These adverse economic conditions negatively affected the Bank's loan loss and delinquency activities and led to a deterioration of the collateral values of the Bank's loans during those years. In more recent years, the economy and real estate market in and around the greater Boston metropolitan area has improved which has had a positive impact on the Bank's loan loss and delinquency activities and the value of properties securing the Bank's loans. As of March 31, 1999, the Bank's allowance for loan losses was 0.98% of total loans as compared to 1.10% as of March 31, 1998. The Bank had nonaccrual loans of $2.0 million and $2.3 million at March 31, 1999 and March 31, 1998, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated.

                                                             For the Year Ended March 31,
                                               ------------------------------------------------------
                                                1999        1998        1997        1996        1995
                                               ------      ------      ------      ------      ------
                                                                (Dollars in thousands)

Balance at beginning of period ...........     $2,513      $1,687      $1,774      $1,825      $2,480
                                               ------      ------      ------      ------      ------
Provision for loan losses ................        617         856         117           1           6
                                               ------      ------      ------      ------      ------
Charge-offs:
   Mortgage loans:
      One- to four-family ................        103          49         225          94         241
      Commercial real estate .............         --          --          --          --         296
      Construction and development .......         --          --          --          --         145
   Consumer loans ........................         --          --          --          55           9
                                               ------      ------      ------      ------      ------
         Total charge-offs ...............        103          49         225         149         691
                                               ------      ------      ------      ------      ------
Recoveries ...............................         --          19          21          97          30
                                               ------      ------      ------      ------      ------
Balance at end of period .................     $3,027      $2,513      $1,687      $1,774      $1,825
                                               ======      ======      ======      ======      ======
Ratio of net charge-offs during the
   period to average loans outstanding
   during the period .....................       0.03%       0.01%       0.10%       0.03%       0.36%
                                               ======      ======      ======      ======      ======
Allowance for loan losses as a percent
   of loans(1) ...........................       0.98%       1.10%       0.81%       0.94%       0.98%
                                               ======      ======      ======      ======      ======
Allowance for loans losses as a percent of
   nonperforming loans(2) ................     154.12%     110.27%     109.12%     154.26%     155.72%
                                               ======      ======      ======      ======      ======

----------
(1)  Loans are presented before deducting the allowance for loan losses.

(2) Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

     The following table sets forth the Bank's percentage of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                           At March 31,
                                 ---------------------------------------------------------------------------------------------------
                                             1999                               1998                              1997
                                 ------------------------------    -------------------------------    ------------------------------
                                                        Percent                            Percent                           Percent
                                                       of Loans                           of Loans                          of Loans
                                           Percent of   in Each              Percent of    in Each             Percent of    in Each
                                           Allowance   Category               Allowance   Category              Allowance   Category
                                            to Total   to Total                to Total    to Total              to Total   to Total
                                  Amount   Allowance    Loans       Amount    Allowance     Loans      Amount   Allowance     Loans
                                  ------   ---------    -----       ------    ---------     -----      ------   ---------     -----
                                                                      (Dollars in thousands)
Mortgage loans:
 Residential, multi-family,
    construction and
    development ...............   $1,221      40.34%     75.09%     $1,131      45.01%      81.35%     $  793      47.00%     85.63%
 Commercial real estate .......    1,314      43.41      21.94         955      38.00       15.39         523      31.00      12.00
                                  ------     ------     ------      ------     ------      ------      ------     ------     ------
       Total ..................    2,535      83.75      97.03       2,086      83.01       96.74       1,316      78.00      97.63
Commercial loans ..............       --         --       0.16          --         --        0.02          --         --       0.02
Consumer loans ................      124       4.10       2.81          50       1.99        3.24          34       2.02       2.35
Unallocated ...................      368      12.15         --         377      15.00          --         337      19.98         --
                                  ------     ------     ------      ------     ------      ------      ------     ------     ------
Total allowance for
     loan losses...............   $3,027     100.00%    100.00%     $2,513     100.00%     100.00%     $1,687     100.00%    100.00%
                                  ======     ======     ======      ======     ======      ======      ======     ======     ======


                                                                     At March 31,
                                      ---------------------------------------------------------------------------
                                                    1996                                     1995
                                      ----------------------------------       ----------------------------------
                                                                Percent                                   Percent
                                                                of Loans                                 of Loans
                                                  Percent of    in Each                    Percent of    in Each
                                                  Allowance     Category                   Allowance     Category
                                                   to Total     to Total                    to Total     to Total
                                      Amount      Allowance      Loans         Amount      Allowance      Loans
                                      ------      ---------     --------       ------      ---------     --------
                                                                (Dollars in thousands)
Mortgage loans:
   Residential, multi-family,
      construction and
      development .............       $  781        44.03%        88.53%       $1,022        56.00%        89.39%
   Commercial real estate .....          514        28.97         10.05           420        23.01          9.49
                                      ------       ------        ------        ------       ------        ------
         Total ................        1,295        73.00         98.58         1,442        79.01         98.88
Commercial loans ..............           --           --            --            --           --            --
Consumer loans ................           18         1.01          1.42            18         0.99          1.12
Unallocated ...................          461        25.99            --           365        20.00            --
                                      ------       ------        ------        ------       ------        ------
Total allowance for
     loan losses...............       $1,774       100.00%       100.00%       $1,825       100.00%       100.00%
                                      ======       ======        ======        ======       ======        ======


     Real Estate Owned. At both March 31, 1999 and March 31, 1998, the Bank had no real estate-owned. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

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

     The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity and a high quality investment portfolio. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funds not utilized for investment in loans. Generally, the Bank's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Bank has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. Government sponsored agency issued mortgage-backed securities. The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale or held for trading. As of March 31, 1999, the Bank's securities portfolio consisted of investment securities, marketable equity securities and mortgage-backed and mortgage-related securities. The held-to-maturity portfolio totaled $956,000, or 0.27% of total assets, and the available-for-sale securities portfolio totaled $24.4 million, or 6.78% of total assets.

     Short term investments primarily consist of overnight deposits at the Federal Home Loan Bank of Boston and the Co-operative Central Bank Liquidity
Fund.  The  Liquidity  Fund is a no-load  diversified,  open-ended  money market investment fund whose objective is maximum current income consistent with liquidity and the preservation of capital. The Fund is designed solely for use by eligible investors as an economical and convenient way to make liquid investments. Fund shares are currently offered to the following eligible investors: Massachusetts co-operative banks, Massachusetts savings banks, Massachusetts trust companies, federally chartered savings banks and savings and loan associations with their principal place of business in Massachusetts, the Co-operative Central Bank Reserve Fund, the Savings Bank Life Insurance Company of Massachusetts and the National Co-operative Bank.

     As of March 31, 1999, $19.0 million, or 5.28% of total assets, of the Bank's securities portfolio consisted of investment securities, primarily debt securities issued by the U.S. Government or government sponsored agencies (such as the FHLB) and marketable equity securities, primarily consisting of mutual fund securities, common stocks, preferred stocks, trust preferred stocks and corporate bonds and notes. The Bank generally invests in U.S. Treasury and agency obligations with maturities of 24 to 60 months. The weighted average maturities of the Bank's investment securities portfolio, excluding any equity securities, was 44.8 months as of March 31, 1999.

     At March 31, 1999, the Bank had $6.3 million of mortgage-backed and mortgage-related securities, or 1.8% of total assets, substantially all of which were backed by fixed-rate mortgages and which consisted of mortgage-backed securities and collateralized mortgage obligations ("CMOs") insured or issued by Ginnie Mae ("GNMA"), FHLMC, Fannie Mae ("FNMA") or private issuers, such as Countrywide Mortgage Corp., GE Capital Mortgage Services, Inc. and Independent Mortgage Corp. The Bank generally invests in mortgage-backed or mortgage-related securities with estimated maturities of 18 to 36 months. At March 31, 1999, the weighted average estimated maturity of its mortgage-backed and mortgage-related securities portfolio was 32 months. Investments in mortgage-backed and mortgage-related securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. While investments in privately issued mortgage-backed securities generally bear yields higher than mortgage-backed securities insured by government sponsored agencies, they involve a greater degree of risk than those issued by government sponsored agencies, as such, securities are not insured or guaranteed by such government sponsored agencies.

     The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                          At March 31,
                                          ------------------------------------------------------------------------------
                                                  1999                        1998                        1997
                                          ----------------------      ----------------------      ----------------------
                                          Amortized       Fair        Amortized       Fair        Amortized       Fair
                                            Cost          Value         Cost          Value         Cost          Value
                                          ---------      -------      ---------      -------      ---------      -------
                                                                          (In thousands)
Held-to-maturity:
   Investment securities ...........       $    --       $    --       $ 2,001       $ 1,999       $10,303       $10,129
   Mortgage-backed and mortgage-
      related securities ...........           956           978         2,271         2,275         3,250         3,177
                                           -------       -------       -------       -------       -------       -------
      Total held-to-maturity .......       $   956       $   978       $ 4,272       $ 4,274       $13,553       $13,306
                                           -------       -------       -------       -------       -------       -------

Available-for-sale securities:
   Marketable equity securities ....       $ 9,525       $ 9,737       $ 5,391       $ 6,523       $ 2,250       $ 2,903
   Mortgage-backed securities ......         5,371         5,391            --            --            --            --
   Trust preferred equity
      securities....................         2,506         2,521            --            --            --            --
   Corporate bonds and notes .......         1,247         1,234            --            --            --            --
   Preferred stocks ................         1,500         1,460            --            --            --            --
   Government agency securities ....         4,000         4,007            --            --            --            --
                                           -------       -------       -------       -------       -------       -------
         Total available for sale ..       $24,149       $24,350       $ 5,391       $ 6,523       $ 2,250       $ 2,903
                                           -------       -------       -------       -------       -------       -------
         Total securities ..........       $25,105       $25,328       $ 9,663       $10,797       $15,803       $16,209
                                           =======       =======       =======       =======       =======       =======


     The following table sets forth certain information regarding the amortized cost and fair values of the Bank's mortgage-backed and mortgage-related securities.

                                                                             At March 31,
                                  --------------------------------------------------------------------------------------------------
                                               1999                              1998                             1997
                                  ------------------------------   -------------------------------   -------------------------------
                                              Percent                          Percent                           Percent
                                  Amortized     of         Fair    Amortized     of          Fair    Amortized      of         Fair
                                    Cost     Total (1)    Value       Cost     Total (1)    Value       Cost     Total (1)    Value
                                  ---------  ---------    ------   ---------   ---------    ------   ---------   ---------    ------
                                                                         (Dollars in thousands)
Mortgage-backed and mortgage-
   related securities:
   Fixed rate:
      GNMA ...................     $  314       4.96%     $  328     $  383      16.86%     $  383     $  529      16.28%     $  529
      FHLMC ..................        134       2.12         142        183       8.06         185        239       7.35         239
      CMOs ...................      5,879      92.92       5,899      1,705      75.08       1,707      2,419      74.43       2,345
                                   ------     ------      ------     ------     ------      ------     ------     ------      ------
         Total fixed rate ....      6,327     100.00       6,369      2,271     100.00       2,275      3,187      98.06       3,113
   Adjustable rate:
      FNMA ...................         --         --          --         --         --          --         63       1.94          64
                                   ------     ------      ------     ------     ------      ------     ------     ------      ------
Total mortgage-backed and
   mortgage-related
      securities..............     $6,327     100.00%     $6,369     $2,271     100.00%     $2,275     $3,250     100.00%     $3,177
                                   ======     ======      ======     ======     ======      ======     ======     ======      ======

----------
(1)  Based on amortized cost.

     The   following   table   sets  forth  the   Bank's   mortgage-backed   and
mortgage-related securities activities for the periods indicated.


                                                For the Year Ended March 31,
                                            -----------------------------------
                                             1999          1998          1997
                                            -------       -------       -------
                                                       (In thousands)

Beginning balance ....................      $ 2,271       $ 3,250       $ 3,877
   Principal repayments ..............       (2,010)         (973)         (631)
   Purchases .........................        6,074            --            --
   Accretion of discount and
      amortization of (premium) ......           (8)           (6)            4
                                            -------       -------       -------
Ending balance .......................      $ 6,327       $ 2,271       $ 3,250
                                            =======       =======       =======

     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's debt securities.

                                                                         At March 31, 1999
                              ------------------------------------------------------------------------------------------------------
                                                    More than One Year  More than Five Years
                               One Year or Less       to Five Years         to Ten Years     More than Ten Years        Total
                              -------------------  -------------------   ------------------- -------------------  ------------------
                                         Weighted             Weighted              Weighted            Weighted            Weighted
                              Amortized   Average  Amortized   Average   Amortized   Average  Amortized  Average  Amortized  Average
                                Cost      Yield      Cost       Yield      Cost       Yield     Cost     Yield      Cost     Yield
                              ---------   -------  ---------  --------   ---------  --------  --------- -------   --------- --------
                                                                     (Dollars in thousands)

Debt securities:
 Investment securities(1)..   $   753     6.85%    $ 4,000     6.00%     $    --      --%    $   494     5.63%    $ 5,247    6.09%
 Fixed-rate:
    GNMA ..................        --       --          --       --          314     8.00         --       --         314    8.00
    FHLMC .................        --       --          --       --          134     8.57         --       --         134    8.57
    CMOs ..................        --       --          --       --        5,371     6.50        508     7.00       5,879    6.54
                              -------              -------               -------             -------              -------
Total debt securities .....   $   753     6.85%    $ 4,000     6.00%     $ 5,819     6.63%   $ 1,002     6.32%    $11,574
                              =======              =======               =======             =======              =======

----------
(1)  Consists of government agency obligations, and corporate bonds and notes.


Sources of Funds

     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the year ended March 31, 1999, the average balance of core deposits represented 46.4% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas surrounding its branch offices. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its market area. While the Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Bank may solicit, from time-to-time, such deposits depending upon market conditions. The Bank offers negotiated rates on some of its certificate accounts. At March 31, 1999, $109.6 million, or 50.6%, of total deposits were certificate accounts with a weighted average remaining maturity of
11.1 months. The increase in certificate accounts was due to offering new competitively priced certificate account products which, in part, resulted in a decrease in the average cost of certificates of deposit from 5.65% for fiscal 1998 to 5.43% for fiscal 1999. For the year ended March 31, 1999, certificate accounts in excess of $100,000 increased $436,000, or 2.93%, from $14.9 million to

$15.3 million. Further increases in certificate accounts, which tend to be more sensitive to movements in market interest rates than core deposits, may result in the Bank's deposit base being less stable than if it had a larger amount of core deposits which, in turn, may result in further increases in the Bank's cost of deposits and may adversely affect net interest income in future periods.

     The following table presents the deposit activity of the Bank for the periods indicated:


                                                   For the Year Ended March 31,
                                                --------------------------------
                                                 1999         1998        1997
                                                -------      -------     -------
                                                          (In thousands)

Net deposits ..............................     $  (207)     $ 1,727     $   854
Interest credited on deposit accounts .....       8,824        8,994       8,272
                                                -------      -------     -------
Total increase in deposit accounts ........     $ 8,617      $10,721     $ 9,126
                                                =======      =======     =======


     At March 31, 1999, the Bank had $15.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                      Weighted
                                                                      Average
Maturity Period                                       Amount            Rate
---------------                                       ------            ----
                                                     (Dollars in thousands)

3 months or less ...........................         $ 5,845            5.19%
Over 3 through 6 months ....................           3,824            5.26
Over 6 through 12 months ...................           2,189            5.08
Over 12 months .............................           3,454            5.93
                                                     -------            ----
      Total ................................         $15,312            5.36%
                                                     =======            ====

     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                                       For the Year Ended March 31,
                                   -------------------------------------------------------------------------------------------------
                                                 1999                             1998                            1997
                                   -------------------------------   -------------------------------  ------------------------------
                                               Percent                           Percent                        Percent
                                               of Total   Weighted               of Total   Weighted            of Total    Weighted
                                   Average     Average     Average   Average     Average    Average   Average    Average    Average
                                   Balance     Deposits     Rate     Balance     Deposits     Rate    Balance   Deposits      Rate
                                   -------     --------   --------   -------     --------   --------  -------   --------    --------
                                                                      (Dollars in thousands)

Demand deposits .............     $    658         0.32%       --%  $    257         0.13%      --%   $    132      0.07%        --%
Money market accounts .......       46,489        22.51      4.08     43,019        21.32     3.91      34,839      18.37      4.12
Regular savings accounts ....       27,250        13.20      2.24     29,167        14.46     2.83      30,863      16.27      2.14
NOW accounts ................       21,872        10.59      1.51     21,494        10.65     1.81      20,835      10.99      1.85
                                  --------     --------             --------     --------             --------   -------
      Total .................       96,269        46.62      2.95     93,937        46.56     3.08      86,669      45.70      2.86
                                  --------     --------             --------     --------             --------   -------
Certificate accounts (1)(2):
   Less than 6 months .......        5,363         2.60      4.91      4,981         2.47     5.32      24,744      13.05      5.13
   Over 6 through 12 months .       71,216        34.48      5.32     69,005        34.20     5.54      48,117      25.37      5.54
   Over 12 through
      36 months .............       26,045        12.61      5.70     21,715        10.76     5.75      25,360      13.36      5.95
   Over 36 months ...........        7,622         3.69      6.57     12,119         6.01     6.52       4,774       2.52      6.85
                                  --------     --------             --------     --------             --------   -------
   Total certificate
      accounts...............      110,246        53.38      5.43    107,820        53.44     5.65     102,995      54.30      5.62
                                  --------     --------             --------     --------             --------   -------
   Total average deposits ...     $206,515       100.00%     4.27   $201,757       100.00%    4.46    $189,664     100.00%     4.36
                                  ========     ========             ========     ========             ========   =======

----------
(1)  Based on remaining maturity of certificates.

(2)  Includes retirement accounts such as IRA and Keogh accounts.

     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 1999.

                                      Period to Maturity from March 31, 1999
                        ---------------------------------------------------------------------
                          Less        One         Two        Three        Four         More
                          than        to          to           to          to          than                   At March 31,
                           One        Two        Three        Four        Five         Five       ----------------------------------
                          Year       Years       Years       Years        Years        Years        1999         1998         1997
                        --------    --------    --------    --------     --------    --------     --------     --------     --------
                                                                 (Dollars in thousands)

Certificate accounts:
   0 to 4.00% .......   $    230    $    100    $     --    $     --     $     --    $     --     $    330     $    326     $    197
   4.01% to 5.00% ...     24,704       7,275         197          50           --          --       32,226          363        1,912
   5.01% to 6.00% ...     52,092       9,487       4,138         143          695         272       66,827       95,096       93,782
   6.01% to 7.00% ...      3,650         631       1,130       1,330          800          --        7,541       10,737        6,520
   7.01% to 8.00% ...        289       2,264          --          52           81          --        2,686        3,127        3,611
   8.01% to 9.00% ...         --          --          --          --           --          --           --            1            1
                        --------    --------    --------    --------     --------    --------     --------     --------     --------
      Total .........   $ 80,965    $ 19,757    $  5,465    $  1,575     $  1,576    $    272     $109,610     $109,650     $106,023
                        ========    ========    ========    ========     ========    ========     ========     ========     ========


     Borrowings. As part of its operating strategy, the Bank utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. The Bank has increased its emphasis on the utilization of FHLB borrowings to fund its asset growth. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits and revising its deposit rates to attract retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At March 31, 1999, the Bank had $76.8 million in outstanding advances from the FHLB and $3.2 million in other borrowings as compared to $20.0 million and $2.2 million at March 31, 1998, respectively.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                        At or For the Year Ended March 31,
                                                        ---------------------------------
                                                         1999         1998          1997
                                                        -------      -------      -------
                                                             (Dollars in thousands)

FHLB advances:
   Average balance outstanding ....................     $39,404      $21,102      $16,813
   Maximum amount outstanding at any month-end
      during the period ...........................      76,751       25,000       25,500
   Balance outstanding at end of period ...........      76,751       20,000       14,500
   Weighted average interest rate during
      the period...................................        4.84%        5.72%        5.63%
   Weighted average interest rate at end
      of period....................................        4.82%        5.13%        5.46%
Other borrowed funds (1):
   Average balance outstanding ....................     $ 2,787      $ 2,053      $   926
   Maximum amount outstanding at any month-end
      during the period ...........................       4,640        3,144        2,214
   Balance outstanding at end of period ...........       3,240        2,176        1,065

----------
(1)  Represents noninterest-bearing credit balance on the FHLB-Boston account.

                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. Previously, the OTS capital regulations required savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. Effective April 1, 1999, the leverage requirement was changed to 4% (3% of institutions receiving the highest rating on the CAMELS financial institution examination rating system). In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1999, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at March 31, 1999.


                                                                   Capital
                                                              ------------------
                            Actual     Required     Excess     Actual   Required
                           Capital     Capital      Amount    Percent    Percent
                           -------     -------      ------    ------------------
                                            (Dollars in thousands)

Tangible ..............    $40,677     $ 5,231     $35,446     11.66%      1.50%
Core (Leverage) .......    $40,677     $13,949     $26,728     11.66%      4.00%
Risk-based ............    $44,017     $17,616     $26,401     19.99%      8.00%

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000, or the date the SAIF and BIF are merged.

     The Bank's assessment rate for fiscal 1999 ranged from 5.82 to 6.22 basis points and the premium paid for this period was $128,000, which represents payment toward the FICO bonds. The FDIC has the authority to increase insurance assessments. A significant increase in SAIF Insurance premiums would likely have an adverse effect on the operating expenses and results of the operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

     Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999, if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 1999, the Bank's limit on loans to one borrower was $6.6 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $6.1 million.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 1999, the Bank maintained 75% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce, by one-half, the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1998, the Bank was a Tier 1 Bank. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for March 31, 1999 was 6.80%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 1999 totaled $72,000.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances,  that are at  least  as  favorable  to the  institution  as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS or the Massachusetts Department of Revenue for six years, since 1992, which covered the tax years 1992 and previous. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, repeals the reserve method of accounting for bad debts for tax years beginning after 1995 and requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. Thrift institutions eligible to be treated as "small banks" (assets of $500 million or less) are allowed to use the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (assets exceeding $500 million) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to a 2-year suspension if the "residential loan requirement" is satisfied.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's 1996 taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

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

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

State and Local Taxation

     Commonwealth of Massachusetts Taxation. On July 27, 1995, the Governor of Massachusetts approved legislation to reduce the tax rate applicable to financial institutions, including savings banks, from 12.54% on their net income to 10.50% on their net income apportioned to Massachusetts. The reduced rate is to be phased-in over a five year period whereby the rate was 11.71% for 1996, 11.32% for 1997, 10.91% for 1998, and will be 10.50% for future years. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for 95% of dividends received from stock where the Company owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of the Company conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1996. The net worth or tangible property of such grandfathered subsidiaries is taxed at a rate of 0.26%. Such grandfathered subsidiaries may file consolidated tax returns on the net earnings portion of the corporate tax.

     Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. The Company qualifies for this reduced tax rate provided that it is exclusively engaged in activities of a "securities corporation." The Company qualifies as a securities corporation because a separate subsidiary was formed to make the loan to the Bank's Employee Stock Ownership Plan and related trust and all of the Company's other activities qualify as activities permissible for a securities corporation. If the Company fails to so qualify, however, it will be taxed as a financial institution at a rate of 10.50% beginning in fiscal 2000.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Description of Property.
--------------------------------

     The Bank currently conducts its business through its executive, administrative and full service offices. The Company believes that the Bank's current facilities are adequate to meet the present needs of the Bank and the Company.

                                                                                Net Book Value of
                                                                                   Property or
                                     Leased         Original         Date of       Leasehold
                                       or          Year Leased        Lease     Improvements at
Location                             Owned         or Acquired     Expiration    March 31, 1999
--------                             -----         -----------     ----------    --------------
                                                          (In thousands)
Executive/Branch Office:
   1299 Beacon Street
   Brookline, MA 02446 ....           Owned           1950            --             $  674

Administrative Office:
   1309 Beacon Street
   Brookline, MA 02446 ....          Leased           1987     February 2002 (1)        130

Branch Offices:
   184 Massachusetts Avenue
   Boston, MA 02115 .......          Leased           1973       December 2000           16

   Dedham Mall
   Dedham, MA 02026 .......          Leased           1982       February 2000            1

   61 Lenox Street
   Norwood, MA 02062 ......           Owned           1975            --                223

   705 High Street
   Westwood, MA 02090 .....           Owned           1977            --                145
                                                                                     ------

                  Total .....................................................        $1,189
                                                                                     ======

----------
(1) The Bank has an option to renew this lease for one additional five-year period.


Item 3. Legal Proceedings.
--------------------------

     The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     The Common Stock of the Company is traded on the American Stock Exchange under the symbol "BYS." The stock began trading on March 30, 1998. On February 22, 1999, the Company paid a cash dividend of $0.05 per share to shareholders of record as of February 8, 1999. For information relating to restrictions on the Company's declaration of dividends, see "Item 1. Description of Business--Regulation and Supervision." As of May 24, 1999, there were 498 registered recordholders of the Common Stock of the Company, which includes shares held in street name. The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange.

                                                         Year Ended March 31, 1999
                                      ----------------------------------------------------------------
                                      4th Quarter       3rd Quarter       2nd Quarter      1st Quarter
                                      -----------       -----------       -----------      -----------
High..................                  $23.50            $26.00             $28.50           $33.75
Low...................                  $20.25            $18.625            $19.25           $26.625


Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

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

     The following discussion may contain certain forward-looking statements which are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to: general economic conditions, changes in interest rates, deposit flows, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. In particular, these issues may impact management's estimates used in evaluating market risk and interest rate risk in its GAP and net portfolio value tables, loan loss provisions, classification of assets, Year 2000 issues, accounting estimates and other estimates used throughout this discussion. For a further description of the risks and uncertainties to the business, see "Item 1.--Description of Business."

Management Strategy

     Management's primary goal has been to maintain the Bank's profitability, asset quality and its capital position by: (i) investing primarily in one- to four-family loans secured by properties located in its primary market area; (ii) investing in multi-family, commercial real estate and construction and development loans secured by properties located in the Bank's primary market area, to the extent that such loans meet the Bank's general underwriting criteria; (iii) investing funds not utilized for loan investments in short-term U.S. Treasury and mortgage-backed and mortgage-related securities; and (iv) managing interest rate risk by emphasizing the origination of adjustable-rate loans and short-term fixed-rate loans and investing in short-term securities and generally selling longer-term fixed-rate loans that the

Bank originates. The Bank intends to continue this operating strategy in an effort to enhance its long-term profitability while maintaining a reasonable level of interest rate risk and enhance such strategy by expanding the products and services it offers, as necessary, in order to improve its market share in its primary market area. In this regard, the Bank has begun to offer business checking accounts, 24-hour banking by telephone and, in the future, may expand its consumer retail products to include debit card services and Internet banking.

Management of Interest Rate Risk and Market Risk Analysis

     The principal objective of the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank's Board of Directors has an Asset/Liability Committee which reviews its asset/liability policies and interest rate risk position. Such Committee, which meets on a quarterly basis, reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 1999, the Bank's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a negative 13.19%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1999, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 1999, on the basis of contractual maturities, and scheduled rate adjustments within a one year period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Money Market accounts, Regular Savings accounts and NOW accounts are assumed to have annual decay rates of 80%, 15% and 5%, respectively. Deposit decay rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed decay rates will approximate future withdrawal activity.

                                                     More        More        More        More
                                                     than        than        than        than
                                                   1 Year      2 Years     3 Years      4 Years        More       Total       Fair
                                        1 Year       to          to           to          to           than      Amount       Value
                                       or Less     2 Years     3 Years     4 Years      5 Years      5 Years       (1)       (2)(3)
                                      --------     --------    --------    --------    ---------     --------    --------   --------
                                                                          (Dollars in thousands)
Interest-earning assets:
   Short-term investments .........   $  6,369     $     --    $     --    $     --    $      --     $     --    $  6,369   $  6,369
   Securities .....................     10,277        4,000          --          --           --        4,501      18,778     18,959
   Mortgage-backed
      securities ..................         --           --          --          --           --        6,327       6,327      6,369
   Stock in FHLB-Boston ...........      3,850           --          --          --           --           --       3,850      3,850
   Loans ..........................     78,478       34,057      35,462      10,839       37,098      109,500     305,434    305,563
   Loans held-for-sale ............        321                                                                        321        321
                                      --------     --------    --------    --------    ---------     --------    --------   --------
    Total interest-earning assets..   $ 99,295     $ 38,057    $ 35,462    $ 10,839    $  37,098     $120,328    $341,079   $342,431
                                      ========     ========    ========    ========    =========     ========    ========   ========

Interest-bearing liabilities:
   Money market accounts ..........   $ 43,443     $ 10,862    $     --    $     --    $      --     $     --    $ 54,305   $ 54,305
   Regular savings accounts .......      4,119        4,119       4,119       4,119        4,119        6,865      27,460     27,460
   NOW accounts ...................      1,208        1,208       1,208       1,208        1,208       18,115      24,155     24,155
   Certificate accounts ...........     80,965       19,757       5,465       1,575        1,576          272     109,610    110,359
   FHLB advances ..................     16,957       10,810       1,829       1,271       10,884       35,000      76,751     76,492
                                      --------     --------    --------    --------    ---------     --------    --------   --------
      Total interest-bearing
         liabilities ..............   $146,692     $ 46,756    $ 12,621    $  8,173    $  17,787     $ 60,252    $292,281   $292,771
                                      ========     ========    ========    ========    =========     ========    ========   ========
Interest-earning assets less
   interest-bearing liabilities ...   $(47,397)    $ (8,699)   $ 22,841    $  2,666    $  19,311     $ 60,076    $ 48,798
                                      ========     ========    ========    ========    =========     ========    ========
Cumulative interest-rate
   sensitivity gap ................    (47,397)     (56,096)    (33,255)    (30,589)    (11,278)       48,798
                                      ========     ========    ========    ========    =========     ========
Cumulative interest-rate gap as
   a percentage of total assets ...     (13.19)%     (15.61)%     (9.25)%     (8.51)%     (3.14)%       13.58%
Cumulative interest-rate gap as
   a percentage of total interest-
   earning assets .................     (13.90)%     (16.45)%     (9.75)%     (8.97)%     (3.31)%       14.31%
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities ....................      67.69%       71.00%      83.86%      85.72%      95.14%       116.70%

----------
(1)  Excludes nonaccrual loans.

(2) Fair value of securities, including mortgage-backed securities, is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on quoted market prices of comparable instruments. Fair value of loans is, depending on the type of loan, based on carrying values or estimates based on discounted cash flow analyses. Fair value of deposit liabilities are either based on carrying amounts or estimates based on a discounted cash flow calculation. Fair values for FHLB advances are estimated using a discounted cash flow analysis that applies interest rates concurrently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

(3)  Fair value of loans includes nonaccrual loans.

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

     Net Portfolio Value. As part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of December 31, 1998 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.


   Change in                                                                                         NPV as % of Portfolio
Interest Rates                               Net Portfolio Value                                        Value of Assets
in Basis Points         -----------------------------------------------------------          ---------------------------------------
 (Rate Shock)              Amount                $ Change                % Change              NPV Ratio                Change (1)
---------------         ------------           -------------           ------------          -------------            --------------
                                                                   (Dollars in thousands)
     400                  $29,220                 $(9,879)                 (25)%                  9.23%                    (252)
     300                   32,372                  (6,726)                 (17)                  10.08                     (167)
     200                   35,147                  (3,951)                 (10)                  10.80                      (95)
     100                   37,360                  (1,738)                  (4)                  11.34                      (41)
   Static                  39,098                      --                   --                   11.75                       --
    (100)                  40,844                   1,746                    4                   12.15                       40
    (200)                  42,334                   3,235                    8                   12.48                       72
    (300)                  44,810                   5,711                   15                   13.04                      129
    (400)                  47,319                   8,220                   21                   13.60                      185

----------
(1)  Expressed in basis points.


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

     Average Balance Sheets. The following table sets forth certain information relating to the Bank for the years ended March 31, 1999, 1998, and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

                                                                     For the Years Ended March 31,
                                     -----------------------------------------------------------------------------------------------
                                                 1999                            1998                               1997
                                     -----------------------------    ----------------------------    ------------------------------
                                                           Average                         Average                           Average
                                     Average               Yield/     Average               Yield/    Average                 Yield/
                                     Balance    Interest    Cost      Balance   Interest     Cost     Balance     Interest     Cost
                                     -------    --------   -------    -------   --------   -------    -------     --------   -------
                                                                      (Dollars in thousands)

Assets:
   Interest-earning assets:
      Federal funds sold/FHLB
         overnight account ......   $ 15,478    $   839     5.42%    $  5,150    $   368     7.15%    $  5,985     $   321     5.36%
   Investment securities (1) ....     21,898      1,250     5.71       13,642        819     6.00       15,041         951     6.32
   Mortgage-backed and
      mortgage-related securities      4,045        253     6.26        2,787        190     6.82        3,380         246     7.28
   Loans, net and mortgage
      loans held-for-sale (2) ...    261,080     21,084     8.08      215,542     17,872     8.29      195,471      15,958     8.16
                                    --------    -------              --------    -------              --------     -------
         Total interest-earning
            assets ..............    302,501     23,426     7.74      237,121     19,249     8.12      219,877      17,476     7.95
                                                -------                          -------                           -------
   Noninterest-earning assets ...     11,584                            8,096                            6,931
                                    --------                         --------                         --------
         Total assets ...........   $314,085                         $245,217                         $226,808
                                    ========                         ========                         ========


Liabilities and Equity:
   Interest-bearing liabilities:
      NOW accounts ..............   $ 21,872    $   331     1.51%    $ 21,494    $   389     1.81%    $ 20,835     $   386     1.85%
      Regular savings accounts ..     27,250        610     2.24       29,167        824     2.83       30,863         660     2.14
      Money market accounts .....     46,489      1,895     4.08       43,019      1,684     3.91       34,839       1,436     4.12
      Certificate accounts ......    110,246      5,988     5.43      107,820      6,097     5.65      102,995       5,790     5.62
                                    --------    -------              --------    -------              --------     -------
         Total interest-bearing
            deposits ............    205,857      8,824     4.29      201,500      8,994     4.46      189,532       8,272     4.36
      FHLB advances .............     39,404      1,934     4.84       21,102      1,206     5.72       16,813         946     5.63
                                    --------    -------              --------    -------              --------     -------
         Total interest-bearing
            liabilities .........    245,261     10,758     4.38      222,602     10,200     4.58      206,345       9,218     4.47
                                                -------                          -------                           -------
   Demand deposits (3) ..........        658                              257                              132
   Other liabilities ............      5,719                            2,088                            1,511
                                    --------                         --------                         --------
         Total liabilities ......    251,638                          224,947                          207,988
   Equity .......................     62,447                           20,270                           18,820
                                    --------                         --------                         --------
         Total liabilities and
            equity ..............   $314,085                         $245,217                         $226,808
                                    ========                         ========                         ========

   Net interest income/Net
      interest rate spread (4) ..               $12,668     3.36%                $ 9,049     3.54%                 $ 8,258     3.48%
                                                =======     ====                 =======     ====                  =======     ====
   Net interest margin (5) ......                           4.19%                            3.82%                             3.76%
                                                            ====                             ====                              ====

   Ratio of interest-earning
      assets to interest-bearing
      liabilities ...............     123.34%                          106.52%                          106.56%
                                    ========                         ========                         ========

----------
(1) Includes investment securities available-for-sale and held-to-maturity, Co-operative Central Bank Liquidity Fund, and stock in FHLB-Boston.

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

                                                               Year Ended March 31, 1999               Year Ended March 31, 1998
                                                                     Compared to                             Compared to
                                                               Year Ended March 31, 1998               Year Ended March 31, 1997
                                                           ---------------------------------      ---------------------------------
                                                            Increase (Decrease)                    Increase (Decrease)
                                                                  Due to                                Due to
                                                           --------------------                   --------------------
                                                           Volume        Rate          Net        Volume        Rate          Net
                                                           -------      -------      -------      -------      -------      -------
                                                                                       (In thousands)

Interest-earning assets:
   Federal funds sold/FHLB overnight account .........     $   535      $   (64)     $   471      $   (34)     $    81      $    47
   Investment securities .............................         469          (38)         431          (86)         (46)        (132)
   Mortgage-backed securities ........................          77          (14)          63          (41)         (15)         (56)
   Loans, net, and mortgage loans held-for-sale ......       3,664         (452)       3,212        1,661          253        1,914
                                                           -------      -------      -------      -------      -------      -------
         Total interest-earning assets ...............       4,745         (568)       4,177        1,500          273        1,773
                                                           -------      -------      -------      -------      -------      -------

Interest-bearing liabilities:
   NOW accounts ......................................           7          (65)         (58)          11           (8)           3
   Regular savings accounts ..........................         (51)        (163)        (214)         (34)         198          164
   Money market accounts .............................         140           71          211          316          (68)         248
   Certificate accounts ..............................         144         (253)        (109)         273           34          307
                                                           -------      -------      -------      -------      -------      -------
         Total deposits ..............................         240         (410)        (170)         566          156          722
   FHLB advances .....................................         884         (156)         728          245           15          260
                                                           -------      -------      -------      -------      -------      -------
         Total interest-bearing liabilities ..........       1,124         (566)         558          811          171          982
                                                           -------      -------      -------      -------      -------      -------
Net change in net interest income ....................     $ 3,621      $    (2)     $ 3,619      $   689      $   102      $   791
                                                           =======      =======      =======      =======      =======      =======


Comparison of Financial Condition at March 31, 1999 and March 31, 1998

     Total assets at March 31, 1999 were $359.4 million, compared to $295.3 million at March 31, 1998, an increase of $64.1 million, or 21.7%. Asset growth was primarily due to the increased loan and investment securities portfolios, funded by an increase of $56.8 million in Federal Home Loan Bank borrowings and an $8.6 million increase in deposits.

     Loans receivable, net of allowance for loan losses and deferred loan origination fees, increased $79.5 million to $304.4 million at March 31, 1999, or 35.3%, compared to $224.9 million at March 31, 1998. The increase in loans was due to a $11.5 million, or 7.3%, increase in one- to four-family loans, a $35.3 million, or 157.7%, increase in multi-family loans, a $32.3 million, or 91.2%, increase in commercial real estate loans, a $2.3 million, or 29.8%, decrease in construction and development loans and a $1.2 million, or 16.5%, increase in consumer loans. This increase was funded primarily from the net reduction in investments of $25.1 million, an $8.6 million increase in deposits and $56.8 million increase in Federal Home Loan Bank borrowings.

     Nonperforming assets at March 31, 1999 were $2.0 million, compared to $2.3 million at March 31, 1998, a decrease of 13.8%. This decrease was the result of certain nonaccrual loans being paid off or brought current. The allowance for loan losses increased $514,000 to $3.0 million at March 31, 1999, compared to $2.5 million at March 31, 1998, an increase of 20.5%. At March 31, 1999 the allowance represents 154.1% of nonperforming assets and 0.98% of total loans, compared to 110.3% of nonperforming assets and 1.1% of total loans at March 31, 1998. There was no Real Estate Owned at March 31, 1999 or March 31, 1998.

     Deposits increased 4.2%, to $216.4 million at March 31, 1999 from $207.8 million at March 31, 1998. The deposit growth occurred primarily in savings and NOW accounts which increased $8.3 million, or 8.5%. Borrowed funds which consist of Federal Home Loan Bank borrowings, totalled $76.8 million at March 31, 1999, a 284% increase over the $20.0 million in borrowings at March 31, 1998. The increased level of borrowings were in the 10-year maturity, with callable features after one-year at the option of the lender, fixed maturity advances, and two-, three- and five-year amortizing advances.

     Investments at March 31, 1999 totalled $31.7 million, a decrease of $25.1 million, or 44.2%, compared to $56.8 million at March 31, 1998. This decrease was primarily due to a reduction in short-term investments used to fund loan growth. Investment securities totalled $25.3 million at March 31, 1999, compared to $10.8 million at March 31, 1998. This increase was the result of purchasing, corporate bonds, common and preferred stocks and mortgaged-backed securities. Short-term investments were $6.4 million at March 31, 1999 and consisted solely of short-term overnight investments, compared to $46.0 million at March 31, 1998.

     Total equity was $60.3 million, or 16.8% of total assets at March 31, 1999, a decrease of $3.3 million, or 5.15%, from the $63.6 million, or 21.5% of total assets at March 31, 1998. The decrease in equity was the net result of net income for the period, the reduction in capital from the purchase of treasury stock and stock associated with the Company's stock-based benefit plans, the payment of dividends, and a reduction in other comprehensive income. The Company's book value per share at March 31, 1999 was $26.88 compared to $27.02 at March 31, 1998.

Comparison of Operating Results for the Year Ended March 31, 1999 and 1998

General

     Net income for the fiscal year ended March 31, 1999 totalled $2.2 million, or $0.97 per share, compared to a net loss of $1.8 million for the same period last year. Since the Company converted to a stock form of ownership on March 27, 1998, earnings per share data for the previous year is not available. The net loss for the fiscal year ended March 31, 1998 resulted primarily from the recognition of certain items related to the Conversion. As part of the Conversion the Company established The Bay State Federal Savings Charitable Foundation (the "Foundation") by donating 187,795 shares of the Company's stock to the Foundation. The total contribution expense associated with the transaction was $3.8 million, or $2.5 million net of income taxes. Additionally, due to the timing of the consummation of the Conversion and the establishment of the Bank's Employee Stock Ownership Plan ("ESOP"), which was funded with 8% of stock issued in the Conversion, or 202,818 shares, the Company incurred additional compensation expense of $601,000, or $433,000 net of income taxes, relating to the ESOP allocation for the fiscal year ended March 31, 1998. In addition, certain non-recurring expenses and adjustments associated with the Conversion totalled $688,000, or $405,000 net of income taxes. Excluding the effect of these items, the Company would have recognized net income for the fiscal year ended March 31, 1998 of approximately $1.6 million. The increased level of earnings for the fiscal year ended March 31, 1999 was primarily attributable to increases in interest earned on loans and securities due to the asset growth of the Company.

Interest Income

     Interest income for the fiscal year ended March 31, 1999 was $23.4 million, compared to $19.2 million for the same period last year, an increase of $4.2 million, or 21.7%. The increase in interest income was the net result of an increase in the average balance of interest-earning assets and a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased from $237.1 million for fiscal 1998 to $302.5 million for fiscal 1999, an increase of $65.4 million, or 27.6%. The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans, net, of $45.5 million, or 21.1%, and an increase in short-term investments and investment securities of $19.8 million, or 92.0%. The yield on average interest-earning assets decreased 38 basis points to 7.74%.

Interest Expense

     Interest expense for the fiscal year ended March 31, 1999 was $10.8 million, compared to $10.2 million for the same period last year, an increase of $600,000, or 5.5%. This increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities offset by a decrease in the cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $222.6 million for fiscal 1998 to $245.3 million for fiscal 1999, an increase of $22.7 million, or 10.2%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $4.4 million, or 2.2%, and an increase in borrowed funds of $18.3 million, or 86.7%. The cost of average interest-bearing liabilities decreased 19 basis points to 4.39%.

Net Interest Income

     Net interest income before the provision for loan losses increased $3.6 million, or 40.0%, for the fiscal year. The increase was primarily the result of the increased level of the loan and investment portfolios and a 37 basis point increase in net interest margin. The net interest margin was 4.19% for the fiscal year ended March 31, 1999, compared to 3.82% for the same period last year.

Provision for Loan Losses

     The provision for loan losses was $617,000 for the fiscal year ended March 31, 1999, compared to $856,000 for the same period last year. The level of reserve provision for the fiscal year ended March 31, 1998 was made after an assessment of the Bank's loan portfolio, in particular specific loan pools that were internally classified by the Bank, specifically loans acquired in the Union Federal merger. The level of reserve provision for the fiscal year ended March 31, 1999, was a result of management's assessment of the loan portfolio and, more specifically, the growth in the loan portfolio. The Company plans to add to the provision for loan losses to support any loan portfolio expansion as considered necessary by management. At March 31, 1999 the allowance for loan losses totalled $3.0 million, representing 154.12% of nonperforming assets and 0.98% of total loans, compared to $2.5 million, representing 110.27% of nonperforming assets and 1.10% of total loans at March 31, 1998. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with the Conversion and the expectations of the Bank to grow its existing loan portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Noninterest Income

     Noninterest income for the fiscal year ended March 31, 1999 totalled $390,000 compared to $313,000 for the same period last year, an increase of $77,000, or 24.6%. These increases were primarily the result of an increase in gains on the sale of loans, fees on deposit accounts and income recognized on bank owned life insurance policies purchased by the Bank.

Noninterest Expense

     Total noninterest expense was $8.7 million for the fiscal year ended March 31, 1999, compared to $11.0 million for the same period last year, a decrease of 21.3%. Total salaries and benefits increased $953,000, or 21.0%, the result of an increase of $418,000 in compensation expense associated with the Company's stock-based benefit plans, and a general increase in salaries and benefits due to the increase in the number of employees compared to the same period last year. Occupancy and equipment expense totalled $1.0 million compared to $944,000 for the same period last year, an increase of 7.94%, primarily from the increased level of depreciation on building and leasehold improvements. Advertising expense increased $66,000, or 37.9% associated with the development and marketing of certain new deposit products and investment services. Other expenses, after adjusting for the previous years contribution expense of $3.8 million in forming the Foundation and $439,000 in expenses associated with the Conversion, increased $710,000, primarily as a result of increases in general expenses associated with the development of certain products and programs as part of the strategic planning for the future and approximately $35,000 in expenses associated with upgrades to certain systems for Year 2000 compliance.

Income Taxes

     For the fiscal year ended March 31, 1999 income taxes of $1.5 million were provided on net income before tax of $3.8 million for an effective rate of 40.8%, compared to a tax benefit of $751,000 on a loss before taxes of $2.5 million for an effective rate of 30.0%, for the same period last year. The effective tax rate for the current period was different than the prior periods due to the nondeductibility of certain expenses associated with the Conversion and the reduction in the state tax rate for banks.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4%. At March 31, 1999 and March 31, 1998, the Bank's liquidity ratios were 5.8% and 24.7%, respectively. The decrease in the Bank's liquidity ratio was a result of the net proceeds generated from the conversion on March 27, 1998 being invested in overnight funds. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and cash equivalents and investment securities totaled $35.4 million, or 9.9% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1999, the Bank had $76.8 million in advances outstanding from the FHLB and an additional overall borrowing capacity from the FHLB of $80.5 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At March 31, 1999, the Bank had commitments to fund loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $42.9 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 1999, totaled $81.0 million.

     At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $40.7 million, or 11.7%, of total adjusted assets, which is above the required level of $5.2 million, or 1.5%; core capital of $40.7 million, or 11.7%, of total adjusted assets, which is above the required level of $13.9 million, or 4.0%; and risk-based capital of $44.0 million, or 20.0%, of risk-weighted assets, which is above the required level of $17.6 million, or 8.0%.

Year 2000 Compliance

     As the Year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In addressing the Year 2000, the Company has broken down the process into four steps: assessment, correction/replacement, testing and implementation. In addition, the Company has developed a business resumption plan to address any Year 2000 problems that may occur over the year end.

     The Company has completed the assessment phase. During this phase the Company identified all potential programs and applications that were date sensitive. The Company also assessed the various utility companies that it uses as to their readiness for Year 2000. The assessment phase also included all hardware and software applications as well as vendor identification. The various applications identified were then prioritized in consideration of their overall importance of use to the Company. Correspondence were sent to all vendors inquiring into their applications Year 2000 compliance. For a number of applications, the correction, testing and vendor certification and implementation has been completed. For all priority applications, the Company is continuing to ensure compliance by continuing to follow up with vendors for Year 2000 certification. At this point in time, the Company remains in the correction/replacement, testing and implementation phases of the process.

     The most critical application to the Company is the software package utilized to process all loan and deposit accounts and transactions, the internal accounting system and utility services for the various facility locations. The Bank utilizes a third-party vendor for processing the primary banking applications and does not have any proprietary or self-developed software. In addition, the Bank also uses third-party vendor application software for all ancillary computer applications, specifically general ledger and accounting systems. The third-party vendor for the Bank's banking applications is in the final stages of modifying and upgrading its ancillary computer applications to ensure Year 2000 compliance. The Bank has completed the testing phase. At the current time, it is anticipated that the system will be compliant and implemented by June 30, 1999. The Company's accounting software and applications are Year 2000 compliant.

     The Bank has also sent correspondence to its customers addressing the Year 2000 issue as it specifically applies to banks, including a variety of commonly asked questions and how they are being addressed by the Bank.

     Additionally, a review of the loan portfolio was completed to assess any customers that were susceptible to any Year 2000 issues. However, since the Bank's loans are primarily secured by real estate, there were no major concerns to any impact on the loan portfolio.

     The Company has created a contingency plan to deal with any unforeseen events that could occur which would have a negative impact on the day-to-day operations of the Company. The contingency plan identifies the critical systems and identifies various processing alternatives depending on the severity of the circumstances. These procedures vary from using back-up sites and systems to reverting to manual processes. The business resumption plan for retail banking services is completed and tested.

     The Company has expensed approximately $35,000 to replace and upgrade existing software for Year 2000 compliance. In addition, the Company purchased a new accounting system which is Year 2000 compliant. The cost of this system was approximately $75,000 and was capitalized and will be depreciated over its expected useful life. Additional expenses will be incurred over the next year to meet Year 2000 compliance; however, at this time these expenses are not expected to be material in nature.

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

Impact of New Accounting Standards

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In June 1996 the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, applied prospectively. Earlier or retroactive application of this Statement was not permitted. The adoption of the non-deferred provisions of this Statement as of January 1, 1997 did not have a material impact on the Company's consolidated financial statements.

     Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. It does not address issues of recognition or measurement for comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Upon adoption, this statement did not have a material effect on the Company's consolidated financial statements.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). This Statement establishes standards for the way public business enterprises report information about operating segments in financial statements. SFAS No. 131 was effective for financial statements for periods beginning after December 15, 1997. Under this statement the Company does not report additional information because its present organization consists of only one operating segment as defined by the Statement.

     Other New Accounting Standards. SFAS No. 128, "Earnings per Share" ("SFAS No. 128") is effective for periods ending after December 15, 1997. SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") is effective for periods ending after December 15, 1997. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. Bay State Bancorp, Inc. will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affects the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged, or (2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. SFAS 133 will be effective for Bay State Bancorp, Inc. no later than the quarter ending March 31, 2001. SFAS 133 may not be applied retroactively to financial statements of prior periods. SFAS 133 is not expected to have a material impact on Bay State Bancorp, Inc.'s consolidated results of operations, financial position or cash flows.

Item 7. Financial Statements.
-----------------------------

               [LETTERHEAD OF SHATSWELL, MacLEOD & COMPANY, P.C.]



The Board of Directors and Stockholders
Bay State Bancorp, Inc.
Brookline, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 1999 and 1998 and the related consolidated income statements, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.


                                 /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                 SHATSWELL, MacLEOD & COMPANY, P.C.

April 16, 1999

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1999 AND 1998
                      (In Thousands, Except Per Share Data)

                                                                               1999         1998
                                                                             ---------    ---------
ASSETS
------
Cash and due from banks                                                      $   3,738    $   3,513
Short-term investments                                                           6,369       46,000
                                                                             ---------    ---------
           Cash and cash equivalents                                            10,107       49,513
Investments in available-for-sale securities (at fair value)                    24,350        6,523
Investments in held-to-maturity securities (fair values of $978 as of
   March 31, 1999 and $4,274 as of March 31, 1998)                                 956        4,272
Stock in Federal Home Loan Bank of Boston, at cost                               3,850        1,873
Loans, net of the allowance for loan losses of $3,027 as of March 31, 1999
   and $2,513 as of March 31, 1998                                             304,372      224,928
Loans held-for-sale                                                                321          822
Premises and equipment, net of depreciation and amortization                     2,564        2,581
Investment in bank owned life insurance                                          6,054         --
Accrued interest receivable                                                      1,920        1,260
Deferred tax asset, net                                                          2,728        2,065
Other assets                                                                     2,182        1,454
                                                                             ---------    ---------
           Total assets                                                      $ 359,404    $ 295,291
                                                                             =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Demand deposits                                                              $     867    $     485
Savings and NOW deposits                                                       105,920       97,645
Certificate accounts                                                           109,610      109,650
                                                                             ---------    ---------
           Total deposits                                                      216,397      207,780
Advances from Federal Home Loan Bank of Boston                                  76,751       20,000
Other borrowed funds                                                             3,240        2,176
Other liabilities                                                                2,718        1,761
                                                                             ---------    ---------
           Total liabilities                                                   299,106      231,717
                                                                             ---------    ---------

Stockholders' equity:
   Common stock, par value $.01 per share; authorized 11,000,000 shares;
     issued 2,535,232 shares                                                        25           25
   Paid-in capital                                                              49,277       49,194
   Retained earnings                                                            19,463       17,340
   Accumulated other comprehensive income                                           45          666
   Unearned ESOP shares                                                         (3,232)      (3,651)
   Treasury stock at cost, 126,762 shares                                       (3,107)        --
   Unearned shares, stock-based incentive plan, 97,069 shares                   (2,173)        --
                                                                             ---------    ---------
           Total stockholders' equity                                           60,298       63,574
                                                                             ---------    ---------
           Total liabilities and stockholders' equity                        $ 359,404    $ 295,291
                                                                             =========    =========


     The accompanying notes are an integral part of these consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                      (In Thousands, Except Per Share Data)

                                                                                1999       1998        1997
                                                                              --------   --------    --------
Interest and dividend income:
   Interest and fees on loans                                                 $ 21,084   $ 17,872    $ 15,958
   Interest and dividends on securities:
     Taxable                                                                     1,503      1,009       1,197
   Other interest                                                                  839        368         321
                                                                              --------   --------    --------
           Total interest and dividend income                                   23,426     19,249      17,476
                                                                              --------   --------    --------
Interest expense:
   Interest on deposits                                                          8,824      8,994       8,272
   Interest on FHLB advances                                                     1,934      1,206         946
                                                                              --------   --------    --------
           Total interest expense                                               10,758     10,200       9,218
                                                                              --------   --------    --------
           Net interest and dividend income                                     12,668      9,049       8,258
Provision for loan losses                                                          617        856         117
                                                                              --------   --------    --------
           Net interest and dividend income after provision for loan losses     12,051      8,193       8,141
                                                                              --------   --------    --------
Other income:
   Other fees and charges                                                          269        174         163
   Securities gains                                                               --         --           123
   Gain on sale of mortgage loans                                                   67         15           6
   Other income                                                                     54        124         115
                                                                              --------   --------    --------
           Total other income                                                      390        313         407
                                                                              --------   --------    --------
Other expense:
   Salaries and employee benefits                                                5,498      4,545       3,804
   Occupancy expense                                                               675        644         611
   Equipment expense                                                               344        300         238
   Federal deposit insurance premiums                                              128        125       1,432
   Advertising                                                                     240        174         144
   Data processing                                                                 249        225         164
   Contribution of shares of the common stock of Bay State Bancorp, Inc.
     to The Bay State Federal Savings Charitable Foundation at the
     conversion issued price                                                      --        3,756        --
   Other expense                                                                 1,531      1,239       1,016
                                                                              --------   --------    --------
           Total other expense                                                   8,665     11,008       7,409
                                                                              --------   --------    --------
           Income (loss) before income taxes (benefit)                           3,776     (2,502)      1,139
Income taxes (benefit)                                                           1,542       (751)         10
                                                                              --------   --------    --------
           Net income (loss)                                                  $  2,234   $ (1,751)   $  1,129
                                                                              ========   ========    ========


Earnings per share

Earnings per common share                                                     $    .97        N/A         N/A
                                                                              ========

Earnings per common share,
   assuming dilution                                                          $    .95        N/A         N/A
                                                                              ========


     The accompanying notes are an integral part of these consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (In Thousands)

                                                                                                            Accumulated
                                                                                                              Other
                                                                                                              Compre-      Unearned
                                                                     Common      Paid-in       Retained       hensive        ESOP
                                                                     Stock       Capital       Earnings       Income        Shares
                                                                    --------     --------      --------      --------      --------
Balance, March 31, 1996                                             $   --       $   --        $ 17,962      $    377      $   --
Comprehensive income:
   Net income                                                           --           --           1,129          --            --
   Net change in unrealized holding gain on available-
     for-sale securities, net of tax effect of $64                      --           --            --               6          --
       Comprehensive income                                             --           --            --            --            --
                                                                    --------     --------      --------      --------      --------
Balance, March 31, 1997                                                 --           --          19,091           383          --
Comprehensive income:
   Net loss                                                             --           --          (1,751)         --            --
   Net change in unrealized holding gain on available-
     for-sale securities, net of tax effect of $196                     --           --            --             283          --
       Comprehensive income                                             --           --            --            --            --
Stock issued pursuant to initial common stock offering                    23       45,245          --            --            --
Issuance of 187,795 shares of common stock to The Bay
   State Federal Savings Charitable Foundation                             2        3,754          --            --            --
Common stock acquired by ESOP                                           --           --            --            --          (4,056)
Reduction in unearned ESOP shares charged to expense                    --           --            --            --             405
Appreciation in fair value of unearned ESOP shares
   charged to expense                                                   --            195          --            --            --
                                                                    --------     --------      --------      --------      --------
Balance, March 31, 1998                                                   25       49,194        17,340           666        (3,651)
Comprehensive income:
   Net income                                                           --           --           2,234          --            --
   Net change in unrealized holding gain on available-
     for-sale securities, net of tax effect
       Comprehensive income                                             --           --            --            (621)         --
Purchase of shares of treasury stock                                    --           --            --            --            --
Dividends paid, $0.05 per share                                         --           --            (111)         --            --
Reduction in unearned ESOP shares charged to expense                    --           --            --            --             419
Appreciation in fair value of unearned ESOP shares
   charged to expense                                                   --             95          --            --            --
101,409 shares of Company common stock acquired
   for stock-based incentive plan                                       --           --            --            --            --
Issuance of  4,340 stock-based incentive plan shares                    --            (12)         --            --            --
                                                                    --------     --------      --------      --------      --------
Balance, March 31, 1999                                             $     25     $ 49,277      $ 19,463      $     45      $ (3,232)
                                                                    ========     ========      ========      ========      ========

                                                                    Unearned
                                                                   Stock-based
                                                                    Incentive
                                                         Treasury     Plan
                                                          Stock       Shares      Total
                                                         --------    --------    --------
Balance, March 31, 1996                                  $   --      $   --      $ 18,339
Comprehensive income:
   Net income                                                --          --          --
   Net change in unrealized holding gain on available-
     for-sale securities, net of tax effect of $64           --          --          --
       Comprehensive income                                  --          --         1,135
                                                         --------    --------    --------
Balance, March 31, 1997                                      --          --        19,474
Comprehensive income:
   Net loss                                                  --          --          --
   Net change in unrealized holding gain on available-
     for-sale securities, net of tax effect of $196          --          --          --
       Comprehensive income                                  --          --        (1,468)
Stock issued pursuant to initial common stock offering       --          --        45,268
Issuance of 187,795 shares of common stock to The Bay
   State Federal Savings Charitable Foundation               --          --         3,756
Common stock acquired by ESOP                                --          --        (4,056)
Reduction in unearned ESOP shares charged to expense         --          --           405
Appreciation in fair value of unearned ESOP shares
   charged to expense                                        --          --           195
                                                         --------    --------    --------
Balance, March 31, 1998                                                            63,574
Comprehensive income:
   Net income                                                --          --          --
   Net change in unrealized holding gain on available-
     for-sale securities, net of tax effect
       Comprehensive income                                  --          --          --
Purchase of shares of treasury stock                       (3,107)       --        (3,107)
Dividends paid, $0.05 per share                              --          --          (111)
Reduction in unearned ESOP shares charged to expense         --          --           419
Appreciation in fair value of unearned ESOP shares
   charged to expense                                        --          --            95
101,409 shares of Company common stock acquired
   for stock-based incentive plan                            --        (2,269)     (2,269)
Issuance of  4,340 stock-based incentive plan shares         --            96          84
                                                         --------    --------    --------
Balance, March 31, 1999                                  $ (3,107)   $ (2,173)   $ 60,298
                                                         ========    ========    ========

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (In Thousands)
                                   (Continued)


Reclassification disclosure for the year ended March 31, 1999:

Net unrealized losses on available-for-sale securities                    $(931)
Less reclassification adjustment for realized gains or
   losses in net income                                                    --
                                                                          -----
   Other comprehensive loss before income tax effect                       (931)
Income tax benefit                                                          310
                                                                          -----
     Other comprehensive loss, net of tax                                 $(621)
                                                                          =====


Accumulated other comprehensive income as of March 31, 1999, 1998 and 1997 consists of net unrealized holding gains on available-for-sale securities, net of taxes.









     The accompanying notes are an integral part of these consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (In Thousands)

                                                                 1999         1998         1997
                                                               ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                           $   2,234    $  (1,751)   $   1,129
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Contribution of shares to The Bay State Federal Savings
       Charitable Foundation                                        --          3,756         --
     Appreciation in fair value of ESOP shares                        95          195         --
     Reduction in unearned ESOP shares                               419          405         --
     Earned compensation on stock-based incentive plan                84         --           --
     Gain on sales of premises and equipment                        --           --             (5)
     Disposals of premises and equipment                            --           --             17
     Provision for loan losses                                       617          856          117
     Net (increase) decrease in mortgage loans
       held-for-sale                                                 501         (822)          47
     Gain on sale of mortgage loans                                  (67)         (15)          (6)
     Depreciation and amortization                                   282          235          199
     Increase (decrease) in deferred loan origination fees          (272)          33          (58)
     Gains from sales of available-for-sale securities, net         --           --           (123)
     Amortization of securities, net of accretion                     13            9            3
     Deferred tax benefit                                           (353)      (1,707)        (626)
     Gain on sale of other real estate owned                        --            (19)         (33)
     Increase in other liabilities                                   957          774          336
     (Increase) decrease in other assets                            (327)        (231)         186
     Increase in accrued interest receivable                        (660)         (27)         (55)
                                                               ---------    ---------    ---------

   Net cash provided by operating activities                       3,523        1,691        1,128
                                                               ---------    ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of other real estate owned                   --            322           49
   Proceeds from maturities of held-to-maturity securities         3,309        9,272        2,625
   Proceeds from sales of available-for-sale securities             --           --            139
   Proceeds from maturities of available-for-sale securities       6,701         --          1,500
   Purchases of available-for-sale securities                    (25,465)      (3,141)      (1,127)
   Purchases of Federal Home Loan Bank of Boston stock            (1,977)        (201)        --
   Distribution to Rabbi Trust                                      (455)        (704)        --
   Investment in bank owned life insurance                        (6,000)        --           --
   Net increase in loans                                         (79,722)     (18,969)     (20,606)
   Proceeds from sales of premises and equipment                    --           --             14
   Capital expenditures                                             (265)        (918)        (604)
                                                               ---------    ---------    ---------

   Net cash used in investing activities                        (103,874)     (14,339)     (18,010)
                                                               ---------    ---------    ---------

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                   (Continued)

                                 (In Thousands)

                                                                  1999        1998        1997
                                                                --------    --------    --------
Cash flows from financing activities:
   Dividends paid on common stock                                   (111)       --          --
   Purchases of Company shares for stock-based incentive plan     (2,269)       --          --
   Purchases of treasury stock                                    (3,107)       --          --
   Proceeds from issuance of common stock                           --        46,949        --
   Costs related to issuance of common stock                        --        (1,681)       --
   Payments to acquire common stock for ESOP                        --        (4,056)       --
   Net increase in demand deposits, NOW and savings accounts       8,657       7,094       5,227
   Net increase (decrease) in certificate accounts                   (40)      3,627       3,899
   Repayment of advances from the Federal HomeLoan Bank           (6,626)    (74,000)    (71,300)
   Advances from the Federal Home Loan Bank                       63,377      79,500      74,150
   Net increase in other borrowed funds                            1,064       1,111          17
                                                                --------    --------    --------

   Net cash provided by financing activities                      60,945      58,544      11,993
                                                                --------    --------    --------

Net increase (decrease) in cash and cash equivalents             (39,406)     45,896      (4,889)
Cash and cash equivalents at beginning of period                  49,513       3,617       8,506
                                                                --------    --------    --------
Cash and cash equivalents at end of period                      $ 10,107    $ 49,513    $  3,617
                                                                ========    ========    ========

Supplemental disclosures:
   Interest paid                                                $ 10,758    $ 10,194    $  9,220
   Income taxes paid                                               1,622       1,074         916
   Loans transferred to other real estate owned                     --           230         309
   Loans originated from sales of other real estate owned           --          --           285






     The accompanying notes are an integral part of these consolidated financial statements.

                     BAYSTATE BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 and 1997
                             (Dollars in Thousands)

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

The Bank was incorporated in 1920 and is headquartered in Brookline, Massachusetts. The Bank operates its business from five banking offices located in Massachusetts. The reporting entity is Bay State Bancorp, Inc. and its wholly owned subsidiaries Bay State Funding Corporation and Bay State Federal Savings Bank and the Bank's wholly owned subsidiary, BSF Service Corporation. In the fiscal year ended March 31, 1997 Union Federal Savings Bank ("Union Federal"), a mutual entity was merged with and into Bay State Federal Savings Bank. The merger was accounted for as a pooling-of-interests. The merger met all of the conditions specified by APB 16 to be accounted for by the pooling-of-interests method. The two banks were independent of each other and combined in their entirety to continue what was once previously separate operations, with Bay State Federal Savings Bank being the surviving entity. The depositors of Union Federal became depositors of Bay State Federal Savings Bank. There were no transactions after the merger that were inconsistent with the combining of the interests of the depositors. See Note 15.

The Company provides a full range of banking services to individual and business customers in eastern Massachusetts. The Company is subject to competition from other financial institutions doing business in eastern Massachusetts.

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

     BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of Bay State Bancorp, Inc. and its wholly owned subsidiaries Bay State Funding Corporation and Bay State Federal Savings Bank and the Bank's wholly owned subsidiary, BSF Service Corporation. BSF Service Corporation is a subsidiary which was formed for the purpose of real estate development activities. Bay State Funding Corporation was established to lend funds to the Company sponsored employee stock ownership plan and related trust for the purchase of stock in the initial public offering. All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, Federal Home Loan Bank overnight account and shares of the Co-operative Central Bank Liquidity Fund.

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

     The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Statement requires that impaired loans be measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

     Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company reviews its loans for impairment on a loan-by-loan basis. The Company does not review aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Company may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of existing collateral.

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

     BANK-OWNED LIFE INSURANCE:

     During 1999, the Company invested an aggregate of $6 million in bank-owned life insurance (BOLI) to help finance the cost of certain employee benefit plan expenses. BOLI represents life insurance on the lives of certain employees through insurance companies. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other income, and are not subject to income taxes as long as those policies are not surrendered for the cash value prior to the death of the individual employees.

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

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

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

     Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

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

     EARNINGS PER SHARE (EPS):

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 3 - SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost basis of securities and their approximate fair values are as follows:

                                                            Gross        Gross
                                            Amortized     Unrealized   Unrealized
                                              Cost         Holding       Holding        Fair
                                              Basis         Gains        Losses         Value
                                             -------       -------       -------       -------
                                                              (In Thousands)
Available-for-sale securities:
   March 31, 1999:
     Marketable equity securities            $ 9,525       $ 1,303       $ 1,091       $ 9,737
     Mortgage-backed securities                5,371            20          --           5,391
     Trust preferred equity securities         2,506            36            21         2,521
     Corporate bonds and notes                 1,247             1            14         1,234
     Preferred stocks                          1,500          --              40         1,460
     Government agency securities              4,000             7          --           4,007
                                             -------       -------       -------       -------
                                             $24,149       $ 1,367       $ 1,166       $24,350
                                             =======       =======       =======       =======

   March 31, 1998:
     Marketable equity securities            $ 5,391       $ 1,135       $     3       $ 6,523
                                             =======       =======       =======       =======

Held-to-maturity securities:
   March 31, 1999:
     Mortgage-backed securities              $   956       $    22       $  --         $   978
                                             =======       =======       =======       =======

   March 31, 1998:
     U.S. Government securities              $ 2,001       $  --         $     2       $ 1,999
     Mortgage-backed securities                2,271             5             1         2,275
                                             -------       -------       -------       -------
                                             $ 4,272       $     5       $     3       $ 4,274
                                             =======       =======       =======       =======

The scheduled maturities of debt securities were as follows as of March 31, 1999:

                                                              Available-For-Sale           Held-To-Maturity
                                                            ----------------------      ----------------------
                                                            Amortized                   Amortized
                                                              Cost          Fair          Cost          Fair
                                                              Basis         Value         Basis         Value
                                                            ---------      -------      ---------      -------
                                                                                 (In Thousands)
Debt securities other than mortgage-backed securities:
   Due within one year                                       $   753       $   754       $  --         $  --
   Due between one year and five years                         4,000         4,007          --            --
   Due between five years and ten years                         --            --            --            --
   Due after ten years                                           494           480          --            --
Mortgage-backed securities                                     5,371         5,391           956           978
                                                             -------       -------       -------       -------
                                                             $10,618       $10,632       $   956       $   978
                                                             =======       =======       =======       =======

There were no securities pledged as of March 31, 1999 and 1998.

During the years ended March 31, 1999, 1998 and 1997 proceeds from sales of available-for-sale securities amounted to $0, $0 and $139, respectively. During the years ended March 31, 1999, 1998 and 1997 gross realized gains on those sales amounted to $0, $0 and $123, respectively.

There were no issuers of securities whose amortized cost basis and fair value exceeded 10% of stockholders' equity as of March 31, 1999.

NOTE 4 - LOANS

Loans consisted of the following as of March 31:

                                                       1999              1998
                                                    ---------         ---------
                                                          (In Thousands)
Mortgage loans:
   Residential - secured by 1-4 family              $ 168,786         $ 157,240
   Equity lines                                         5,156             4,028
   Residential - secured by multi-family               57,744            22,411
   Construction and development                         4,070             5,287
   Commercial real estate                              67,806            35,468
                                                    ---------         ---------
           Total mortgage loans                       303,562           224,434
                                                    ---------         ---------
Commercial loans                                          500                43
                                                    ---------         ---------
Other loans:
   Loans secured by deposit accounts                      375               564
   Other consumer loans                                 3,160             2,870
                                                    ---------         ---------
           Total other loans                            3,535             3,434
                                                    ---------         ---------
           Total principal balance                    307,597           227,911
                                                    ---------         ---------
Allowance for loan losses                              (3,027)           (2,513)
Deferred loan origination fees                           (198)             (470)
                                                    ---------         ---------
                                                       (3,225)           (2,983)
                                                    ---------         ---------
           Loans, net                               $ 304,372         $ 224,928
                                                    =========         =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended March 31, 1999. Total loans to such persons and their companies amounted to $4,779 as of March 31, 1999. During the year ended March 31, 1999 principal payments and advances totaled $740 and $3,105, respectively.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                  1999        1998        1997
                                                -------     -------     -------
                                                         (In Thousands)

Balance at beginning of period                  $ 2,513     $ 1,687     $ 1,774
Loans charged off                                  (103)        (49)       (225)
Provision for loan losses                           617         856         117
Recoveries of loans previously charged off         --            19          21
                                                -------     -------     -------
Balance at end of period                        $ 3,027     $ 2,513     $ 1,687
                                                =======     =======     =======

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of March 31:

                                                                     1999                           1998
                                                          --------------------------     -------------------------
                                                            Recorded       Related        Recorded       Related
                                                           Investment     Allowance      Investment     Allowance
                                                          In Impaired     For Credit     In Impaired    For Credit
                                                             Loans          Losses          Loans         Losses
                                                          -----------     ----------     -----------    ----------
                                                                                (In Thousands)
Loans for which there is a related allowance for
   credit losses                                              $280           $ 82            $--            $--

Loans for which there is no related allowance for
   credit losses                                               --             --             --             --
                                                              ----           ----           ----           ----

           Totals                                             $280           $ 82            $--            $--
                                                              ====           ====           ====           ====

Average recorded investment in impaired loans during
   the year ended March 31                                    $210                           $--
                                                              ====                          ====

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

           Total recognized                                   $ 14                           $--
                                                              ====                          ====
           Amount recognized using a cash-basis method
              of accounting                                   $--                            $--
                                                              ====                          ====

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," SFAS No. 122, became effective for the Bank on April 1, 1996. For transactions after December 31, 1996, SFAS No. 122 was superceded by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125). In the fiscal years ending March 31, 1999 and 1998 the Company sold mortgage loans totaling $10,860 and $2,359, respectively and retained the servicing rights. The fair value of those rights under SFAS No. 122 and SFAS No. 125 is not material and has not been recognized in the financial statements for the years ended March 31, 1999 and 1998.

NOTE 5 - PREMISES AND EQUIPMENT, NET OF DEPRECIATION AND AMORTIZATION

The following is a summary of premises and equipment as of March 31:

                                                                          Estimated
                                                                           Useful
                                                1999         1998           Life
                                              -------      -------      ------------
                                                 (In Thousands)
Land                                          $   355      $   355
Building and improvements                       1,936        2,144      25-50 years
Furniture, fixtures and equipment               1,558        1,869       5-10 years
Leasehold improvements                            203          263       5-10 years
Construction in progress                            8           68
                                              -------      -------
                                                4,060        4,699
Accumulated depreciation and amortization      (1,496)      (2,118)
                                              -------      -------
                                              $ 2,564      $ 2,581
                                              =======      =======

NOTE 6 - DEPOSITS

The aggregate amount of certificate accounts, each with a minimum denomination of $100 was approximately $15,312 and $14,876 as of March 31, 1999 and 1998, respectively. Deposits greater than $100 are not federally insured.

For certificate accounts as of March 31, 1999, the aggregate amount of maturities for each of the following five years ended March 31, and thereafter are:

                                                   (In Thousands)
                  2000                               $  80,965
                  2001                                  19,757
                  2002                                   5,465
                  2003                                   1,575
                  2004                                   1,576
                  Thereafter                               272
                                                      --------
                                                      $109,610
                                                      ========

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

FHLB of Boston advances by year of maturity were as follows as of March 31, 1999:

                                                               Average
                                                                Stated
                                                Amount           Rate
                                                ------           ----
                                           (In Thousands)

         2000                                  $16,957           4.93%
         2001                                   10,810           4.89
         2002                                    1,829           4.88
         2003                                    1,271           4.88
         2004                                   10,884           4.53
         Thereafter                             35,000           4.82
                                               -------
                                               $76,751           4.82
                                               =======

The advances with maturity dates past 2004 all have call dates in the year ended March 31, 2000 and are callable quarterly thereafter.

In accordance with the FHLB of Boston's collateral requirements, a portion of first mortgage loans on residential property and all deposits and stock in the FHLB of Boston are available as collateral to secure such advances.

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds consist of overdrawn accounts with the Federal Home Loan Bank of Boston.

NOTE 9 - INCOME TAXES (BENEFIT)

The components of the income tax expense (benefit) are as follows for the years ended March 31:

                                                1999         1998         1997
                                              -------      -------      -------
                                                       (In Thousands)
Current:
   Federal                                    $ 1,366      $   672      $   461
   State                                          529          284          175
                                              -------      -------      -------
                                                1,895          956          636
                                              -------      -------      -------
Deferred:
   Federal                                       (224)      (1,572)        (317)
   State                                         (129)        (135)        (100)
                                              -------      -------      -------
                                                 (353)      (1,707)        (417)
                                              -------      -------      -------
Change in valuation allowance                    --           --           (209)
                                              -------      -------      -------
      Total income tax expense (benefit)      $ 1,542      $  (751)     $    10
                                              =======      =======      =======

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended March 31:

                                                         1999         1998         1997
                                                        ------       ------       ------
Federal income tax at statutory rate                      34.0%       (34.0)%       34.0%
Increase (decrease) in tax resulting from:
   Cash surrender value of life insurance                  (.4)          .3          (.8)
   Other                                                    .4          (.2)       (19.2)
   Change in valuation allowance                          --           --          (18.3)
State income tax, net of federal income tax benefit        6.9          3.9          4.3
                                                        ------       ------       ------
                                                          40.9%       (30.0)%          0%
                                                        ======       ======       ======

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                           1999           1998
                                                         -------        -------
                                                            (In Thousands)
Deferred tax assets:
   Allowance for loan losses                             $ 1,186        $   961
   Deferred loan fees                                         18             29
   Contribution carryover                                  1,053          1,203
   ESOP expense                                               97             56
   Accrued retirement expense                                 26             67
   Accrued deferred compensation                             456            265
   Accrued stock-based incentive plan awards                 172           --
   Other                                                      61             98
                                                         -------        -------
           Gross deferred tax assets                       3,069          2,679
                                                         -------        -------
Deferred tax liabilities:
   Depreciation                                             (185)          (148)
   Net unrealized holding gain on securities                (156)          (466)
                                                         -------        -------
           Gross deferred tax liabilities                   (341)          (614)
                                                         -------        -------
Net deferred tax assets                                  $ 2,728        $ 2,065
                                                         =======        =======

Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset existing as of March 31, 1999 and 1998. Management believes that existing net deductible temporary differences which give rise to the net deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

In prior years, the Bank was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Bank as of March 31, 1999 includes approximately $5,812 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 41%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 1999, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of March 31, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                                   To Be Well
                                                                                                                Capitalized Under
                                                                                        For Capital             Prompt Corrective
                                                                  Actual             Adequacy Purposes:         Action Provisions:
                                                          ----------------------   ---------------------      ----------------------
                                                           Amount         Ratio     Amount        Ratio        Amount       Ratio
                                                                              (Dollar amounts in Thousands)
As of March 31, 1999:
Total Capital (to Risk Weighted Assets):
   Consolidated                                           $63,207          27.39%  $18,462         >|=8.0%          N/A         N/A

   Bank                                                    44,017          19.99    17,616         >|=8.0      $ 22,020     >|=10.0%

Core Capital (to Adjusted Tangible Assets):
   Consolidated                                            60,253          16.77    14,368         >|=4.0           N/A         N/A

   Bank                                                    40,677          11.66    13,949         >|=4.0        17,436      >|=5.0

Tangible Capital (to Tangible Assets):
   Consolidated                                            60,253          16.77       N/A            N/A           N/A         N/A
   Bank                                                    40,677          11.66     5,231         >|=1.5           N/A         N/A

Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                            60,253          26.11       N/A            N/A           N/A         N/A
   Bank                                                    40,677          18.47       N/A            N/A         9,370      >|=6.0

                                                                                                                   To Be Well
                                                                                                                Capitalized Under
                                                                                        For Capital             Prompt Corrective
                                                                  Actual             Adequacy Purposes:         Action Provisions:
                                                          ----------------------   ---------------------      ----------------------
                                                           Amount         Ratio     Amount        Ratio        Amount       Ratio
                                                                              (Dollar amounts in Thousands)
As of March 31, 1998:
Total Capital (to Risk Weighted Assets):
   Consolidated                                           $64,865          41.53%  $12,494        >|=8.0%           N/A         N/A

   Bank                                                    40,991          26.25    12,494         >|=8.0     $  15,617     >|=10.0%

Core Capital (to Adjusted Tangible Assets):
   Consolidated                                            62,908          21.45    11,732         >|=4.0           N/A         N/A

   Bank                                                    39,034          13.31    11,732         >|=4.0        14,665      >|=5.0

Tangible Capital (to Tangible Assets):
   Consolidated                                            62,908          21.45       N/A            N/A           N/A         N/A
   Bank                                                    39,034          13.31     4,399         >|=1.5           N/A         N/A

Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                            62,908          40.28       N/A            N/A           N/A         N/A
   Bank                                                    39,034          24.99       N/A            N/A         9,370      >|=6.0


NOTE 11 - EMPLOYEE BENEFIT PLANS

All eligible officers and employees are included in a noncontributory defined benefit pension plan provided by the Company as a participating employer in the Financial Institutions Retirement Fund (Fund), a multi-employer plan as defined by Statement of Financial Accounting Standards No. 87. Employees are eligible to participate in the Retirement Plan after the completion of 12 consecutive months of employment with the Company and the attainment of age 21. Hourly paid employees are excluded from participation in the Retirement Plan. Contributions are based on individual employers' experience. According to the Fund's administrators, as of June 30, 1998, the date of the latest actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate, using an assumed rate of return of 8.0%.

Contributions by the Company for this plan were $203, $170 and $177 for the years ended March 31, 1999, 1998 and 1997, respectively.

The Company sponsors a defined contribution plan, the Financial Institutions Thrift Plan (Thrift Plan), covering substantially all of its employees. Employees are eligible to participate in the Thrift Plan upon the completion of 12 months of continuous employment with the Company (during which period they complete at least 1,000 hours of service) and the attainment of age 21. Employees paid on a hourly basis are not eligible for participation. Thrift Plan contributions made by the Company were $53, $45 and $34 for the years ended March 31, 1999, 1998 and 1997, respectively.

In the fiscal year ended March 31, 1997 the Company established a deferred compensation benefit equalization plan for officers and employees designated by management. The liability for such plan as of March 31, 1999 and 1998 was $1,205 and $766, respectively, and is included in other liabilities on the balance sheets.

In the years ended March 31, 1999 and 1998 the Company distributed $455 and $704, respectively to a Rabbi Trust in connection with the deferred compensation benefit equalization plan. This asset has been included in the Company's balance sheets as of March 31, 1999 and 1998 under other assets because it is available to the general creditors of the Company in the event of the Company's insolvency.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases space for three branches and one ATM site under noncancelable operating leases which expire between February 2000 and February 2002. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1999:

Year ended March 31,                                        (In Thousands)
         2000                                                  $   407
         2001                                                      350
         2002                                                      287
                                                               -------
              Total minimum lease payments                     $ 1,044
                                                               =======

The rental expense for all operating leases except those with terms of a month or less that were not renewed for the years ended March 31, 1999, 1998 and 1997 was $406, $387 and $358, respectively.

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of March 31:

                                                         1999                                1998
                                               --------------------------        ----------------------------
                                               Carrying                          Carrying
                                                Amount         Fair Value         Amount           Fair Value
                                               ---------       ----------        ---------         ----------
                                                                      (In Thousands)
Financial assets:
    Cash and cash equivalents                  $  10,107        $  10,107        $  49,513          $  49,513
    Available-for-sale securities                 24,350           24,350            6,523              6,523
    Held-to-maturity securities                      956              978            4,272              4,274
    Stock in Federal Home Loan Bank
      of Boston                                    3,850            3,850            1,873              1,873
    Loans, net                                   304,372          305,563          224,928            224,466
    Loans held-for-sale                              321              321              822                822
    Accrued interest receivable                    1,920            1,920            1,260              1,260

Financial liabilities:
      Deposits                                   216,397          217,146          207,780            208,176
      Federal Home Loan Bank advances             76,751           76,492           20,000             19,849
      Other borrowed funds                         3,240            3,240            2,176              2,176

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                      1999              1998
                                                     -------          -------
                                                     Notional         Notional
                                                      Amount           Amount
                                                     -------          -------
                                                          (In Thousands)

Commitments to originate loans                       $30,417          $14,353
Unadvanced funds on loans:
   Residential loans                                   1,505              503
   Multi-family loans                                  2,941              186
   Equity loans                                        3,836            2,753
   Commercial loans                                    2,743            1,707
   Construction loans                                  1,424            2,534
                                                     -------          -------
                                                     $42,866          $22,036
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

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

The short-term investments included in the consolidated balance sheets as of March 31, 1999 consist of an investment in the Co-operative Central Bank Liquidity Fund. This short-term investment exceeds 10% of stockholders' equity.

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

NOTE 16 - CONVERSION TO FEDERALLY CHARTERED CAPITAL STOCK SAVINGS BANK

On September 9, 1997, the Board of Directors of the Bank approved a Plan of Conversion, as amended, for Bay State Federal Savings Bank ("Plan"). Under the Plan, the Bank converted from a federally-chartered mutual savings bank to a federally-chartered capital stock savings bank. As of March 31, 1999, all of the stock of the Bank was held by the Company.

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

A contribution of common stock to the Foundation by the Company is tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. The Company, however, will be able to carry forward any unused portion of the deduction for five years following the contribution. Upon funding the Foundation, the Company recognized an expense in the full amount of the contribution, offset in part by the corresponding tax deduction.

At the time of the Conversion, the Bank established a liquidation account in an amount equal to its equity as reflected in the latest balance sheet used in the conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

The balance of the liquidation account was $9,563 and $12,871 as of March 31, 1999 and 1998, respectively.

The Bank may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

NOTE 17 - STOCK COMPENSATION PLAN

In September 1998, the stockholders of the Company approved the Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan (Plan) which includes grants of options to purchase Company stock and awards of Company stock which is described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock options granted. The compensation cost that has been charged against income for its stock awards was $506 for the year ended March 31, 1999. The number of shares awarded was 97,609 with a weighted-average fair value per share of $19.75. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant and award dates under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Amounts in thousands, except per share data)
                                                                           1999
                                                                          ------
Net income                                      As reported               $2,234
                                                Pro forma                 $2,057

Basic earnings per share                        As reported               $0.97
                                                Pro forma                 $0.89

Fully diluted earnings per share                As reported               $0.95
                                                Pro forma                 $0.87

The stock subject to the Plan is the common stock of the Company. The number of shares of the common stock reserved for grants and awards is 354,932, consisting of 253,523 shares for stock options and 101,409 shares for stock awards. All employees and outside directors of the Company are eligible to receive awards.

The Company determines the exercise price of stock options but such exercise price shall not be less than 100% of the fair market value of the common stock of the Company at the date of the grant. The Company determines the term during which a participant may exercise a stock option, but in no event may a participant exercise a stock option more than ten years from the date of grant. The Company determines the date on which each stock option becomes exercisable.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the year ended March 31, 1999: dividend yield of .25 percent; expected volatility of 35 percent; risk-free interest rate of 4.55 percent; and expected lives of 8 years.

A summary of the status of the Company's stock options as of March 31, 1999 and changes during the year then ended is presented below:

                                                             Weighted-Average
                                                Shares        Exercise Price
                                                ------        --------------

Outstanding at beginning of year                   --             N/A
Granted                                         242,550         $19.75
Exercised                                          --
Forfeited                                          --
                                                -------
Outstanding at end of year                      242,550         $19.75
                                                =======

Options exercisable at year-end                  10,851
Weighted-average fair value of
   options granted during the year               $ 9.41

The following table summarizes information about fixed stock options outstanding as of March 31, 1999:

                        Options Outstanding                                      Options Exercisable
     --------------------------------------------------------------       ----------------------------------
         Number           Weighted-Average                                    Number
      Outstanding            Remaining                                     Exercisable
     as of 3/31/99        Contractual Life           Exercise Price       as of 3/31/99       Exercise Price
     -------------        ----------------           --------------       -------------       --------------
       242,550                9.5 years                $19.75                 10,851             $19.75

The Company determines the date on which stock awards granted to a participant vest and any terms or conditions which must be satisfied prior to the vesting of any stock award. The awards vest in installments over five years.

Under the Plan, the Company may make awards of the common stock of the Company contingent upon the satisfaction of any conditions related to the performance of the Company. The common stock may be issued without consideration.

The First Bankers Trust Company is the Trustee for the Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan. A summary of purchases of the Company's common stock for issuance of awards under the Plan is as follows for the year ended March 31, 1999.

                                                            Number of
                                                              Shares      Cost
                                                             -------     -------
                                                               (In Thousands)

Purchases                                                    101,409     $ 2,269
Vested and distributed on death of a participant               4,340          96
                                                             -------     -------
Balance March 31, 1999 carried as a negative component
  of stockholders' equity on the balance sheets               97,069     $ 2,173
                                                             =======     =======

NOTE 18 - EMPLOYEE STOCK OWNERSHIP PLAN

On March 27, 1998 (the Conversion date) the Company adopted the Bay State Federal Savings Bank Employee Stock Ownership Plan (ESOP) that became effective as of April 1, 1997. On March 27, 1998 the ESOP purchased 202,818 shares of the common stock of the Company. To fund the purchases, the ESOP borrowed $4,056 from Bay State Funding Corporation, a subsidiary of the Company. The borrowing is at an interest rate of 8.5% and is to be repaid in ten equal installments of $615 commencing on March 31, 1998 through March 31, 2007. In addition, dividends paid on unreleased shares are used to reduce the principle balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Company to the ESOP are discretionary, however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders' equity section of the balance sheet. ESOP expense for the years ended March 31, 1999 and 1998 was $514 and $600, respectively. The ESOP shares as of March 31, were as follows:
                                                         1999             1998
                                                        -------          -------
Allocated shares                                         20,282             --
Shares released for allocation                           20,948           20,282
Unreleased shares                                       161,588          182,536
                                                        -------          -------
Total ESOP shares                                       202,818          202,818
                                                        =======          =======
                                                             (In Thousands)
Fair value of unreleased shares                          $3,313           $5,453

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

NOTE 20 - EMPLOYMENT AGREEMENTS AND SEVERANCE PLAN

The Bank and the Company entered into employment agreements with its President and Executive Vice President. The employment agreements provide for the continued payment of specified compensation and benefits for specified periods. The agreements also provide for termination by the Company for cause (as defined in the agreements) at any time. The employment agreements provide for the payment, under certain circumstances, of amounts upon termination following a "change in control" as defined in the agreements. The agreements also provide for certain payments in the event of the officers' termination for other than cause and in the case of voluntary termination.

The Bank and the Company entered into change-in-control agreements with certain officers, none of who are covered by an employment agreement. The agreements provide that in the event voluntary or involuntary termination follows a change in control of the Bank or the Company, the officer would be entitled to a severance payment equal to two times or three times (as the case may be) the officers annual compensation.

The Bank's Board of Directors established a severance plan which will provide eligible employees with severance pay benefits in the event of a change in control of the Bank or the Company. Management personnel with employment or change in control agreements are not eligible to participate in the severance plan. The benefit is equal to one-twelfth of annual compensation for each year of service up to a maximum of 199% of annual compensation.

NOTE 21 - EARNINGS PER SHARE

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                Income        Shares     Per-Share
                                                             (Numerator)   (Denominator)   Amount
                                                             -----------   -------------   ------
(Amounts in thousands, except per share amounts)
Year ended March 31, 1999
   Basic EPS
     Net income and income available to common stockholders     $2,234         2,312     $   0.97
     Effect of dilutive securities, options                                      48
                                                                ------        -----
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                              $2,234         2,360     $   0.95
                                                                ======        =====

Earnings per share data has not been presented for the years ended March 31, 1998 and 1997 because such data would not be meaningful for fiscal 1998 given the short period during which common stock was outstanding and because the Bank was in mutual form in fiscal 1997.

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

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                                 Balance Sheets

                             March 31, 1999 and 1998

                             (Dollars in Thousands)

ASSETS                                                         1999       1998
------                                                        -------    -------
Cash                                                          $ 5,990    $    13
Federal funds sold                                               --       18,575
                                                              -------    -------
           Cash and cash equivalents                            5,990     18,588
Investments in available-for-sale securities (at fair value)    7,985       --
Investment in subsidiary, Bay State Federal Savings Bank       41,445     39,700
Investment in subsidiary, Bay State Funding Corp.               3,222      4,056
Accrued interest receivable                                        93       --
Deferred tax asset                                              1,429      1,203
Other assets                                                      190         93
                                                              -------    -------
           Total assets                                       $60,354    $63,640
                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities                                             $    56    $    66
Stockholders' equity                                           60,298     63,574
                                                              -------    -------
           Total liabilities and stockholders' equity         $60,354    $63,640
                                                              =======    =======

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                                Income Statements

    For the year ended March 31, 1999 and for the period from March 28, 1998 to March 31, 1998

                             (Dollars in Thousands)

                                                                                                         For the period
                                                                                                             from
                                                                                         For the         March 28, 1998
                                                                                        Year Ended             to
                                                                                      March 31, 1999     March 31, 1998
                                                                                      --------------     --------------
Income:
   Dividend from Bay State Federal Savings                                                 $   750          $  --
   Interest income                                                                             570               15
                                                                                           -------          -------
           Total income                                                                      1,320               15
                                                                                           -------          -------
Expenses:
   Contribution of shares to The Bay State Federal Savings
     Charitable Foundation at the conversion issued price                                     --              3,756
   Other expense                                                                               370               70
                                                                                           -------          -------
           Total expenses                                                                      370            3,826
                                                                                           -------          -------

Income (loss) before income tax (benefit) expense and equity in undistributed net
   income of subsidiaries                                                                      950           (3,811)
Income tax (benefit) expense                                                                    49           (1,295)
                                                                                           -------          -------
Income (loss) before equity in undistributed net income of subsidiaries                        901           (2,516)
Equity in undistributed net income of subsidiaries                                           1,333               36
                                                                                           -------          -------
Net income (loss)                                                                          $ 2,234          $(2,480)
                                                                                           =======          =======

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                            Statements of Cash Flows

    For the year ended March 31, 1999 and for the period from March 28, 1998 to March 31, 1998

                             (Dollars in Thousands)

                                                                                        For the period
                                                                                             from
                                                                        For the         March 28, 1998
                                                                      Year Ended              to
                                                                    March 31, 1999      March 31, 1998
                                                                    --------------      --------------
Cash flows from operating activities:
   Net income (loss)                                                   $  2,234           $ (2,480)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Earned compensation on stock-based incentive plan                     84               --
       Contribution of shares to The Bay State Federal
         Savings Charitable Foundation                                     --                3,756
       Appreciation in fair value of ESOP shares                           --                  195
       Increase in taxes receivable                                         (51)               (93)
       Deferred tax benefit                                                 150             (1,203)
       Increase in prepaid expenses and other assets                        (46)              --
       Increase (decrease) in accrued expenses                              (10)                66
       Amortization of securities, net of accretion                           6               --
       Increase in accrued interest receivable                              (93)              --
       Undistributed net income of subsidiaries                          (1,333)               (36)
                                                                       --------           --------

   Net cash provided by operating activities                                941                205
                                                                       --------           --------

Cash flows from investing activities:
   Return of investment, Bay State Funding Corp.                          1,038               --
   Purchases of available-for-sale securities                            (9,090)              --
   Investment in subsidiary, Bay State Federal Savings Bank                --              (22,829)
   Investment in subsidiary, Bay State Funding Corp.                                        (4,056)
                                                                       --------           --------

   Net cash used in investing activities                                 (8,052)           (26,885)
                                                                       --------           --------

Cash flows from financing activities:
   Dividends paid on common stock                                          (111)              --
   Purchases of Company shares for stock-based incentive plan            (2,269)              --
   Purchases of treasury stock                                           (3,107)              --
   Proceeds from issuance of common stock                                                   46,949
   Costs related to issuance of common stock                                                (1,681)
                                                                       --------           --------

   Net cash provided by financing activities                             (5,487)            45,268
                                                                       --------           --------

Net increase (decrease) in cash and cash equivalents                    (12,598)            18,588
Cash and cash equivalents at beginning of period                         18,588               --
                                                                       --------           --------
Cash and cash equivalents at end of period                             $  5,990           $ 18,588
                                                                       ========           ========

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosures.
        ----------------------

     None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------


     The information relating to Directors, Executive Officers, Promoters and Control Persons of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1999 at pages 4 through 7.

Item 10. Executive Compensation.
--------------------------------

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1999 at pages 8 through 12.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1999, at pages 3 and 5.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1999, at pages 12 through 13.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  The following exhibits are filed as a part of this report:

     2.1 Amended Plan of Conversion (including the Federal Stock Charter and Bylaws of Bay State Federal Savings Bank)*

     3.1       Certificate of Incorporation of Bay State Bancorp, Inc.*

     3.2       Amended and Restated Bylaws of Bay State Bancorp, Inc.**

     4.0       Draft Stock Certificate of Bay State Bancorp, Inc.*

     10.1      Employment Agreement between Bay State Bancorp,  Inc. and John F.
               Murphy

     10.2 Employment Agreement between Bay State Federal Savings Bank and John F. Murphy

     10.3      Employment  Agreement between Bay State Bancorp,  Inc. and Denise
               M. Renaghan

     10.4 Employment Agreement between Bay State Federal Savings Bank and Denise M. Renaghan

     10.5 Change in Control Agreement between Bay State Bancorp, Inc. and Michael O. Gilles

     10.6 Change in Control Agreement between Bay State Federal Savings Bank and Michael O. Gilles

     10.7 Change in Control Agreement between Bay State Federal Savings Bank and Philip R. McNulty

     10.8 Form of Bay State Federal Savings Bank Management Supplemental Executive Retirement Plan*

     10.9 Form of Bay State Federal Savings Bank Retirement Benefit Equalization Plan*

     10.10     Bay State Federal  Savings Bank Employee  Severance  Compensation
               Plan*

     10.11     Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan***

     11.0 Computation of earnings per share is incorporated herein by reference to Note 21 of the Financial Statements

     21.0 Subsidiary information is incorporated herein by reference to "Item 1. Business--General"

     23.0      Consent of Shatswell, MacLeod & Company, P.C.

     27.0      Financial Data Schedule

----------
* Incorporated by reference into this document from the Exhibits to Form SB-2, Registration Statement, and any amendments thereto, Registration No. 333-40115

** Incorporated by reference into this document from the Exhibits to Form 10-QSB as filed with the Securities and Exchange Commission on February 12, 1999.

*** Incorporated by reference into this document from the Appendix to the Proxy Statement for the Annual Meeting of Shareholders held on September 29, 1998, as filed with the Securities and Exchange Commission on August 14, 1998.


     (b)  Reports on Form 8-K.

     None.

                                                                       CONFORMED

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BAY STATE BANCORP, INC.


                                  By:  /s/ John F. Murphy
                                       -----------------------------------------
                                           John F. Murphy
                                           President and Chief Executive Officer
                                           Treasurer and Chairman of the Board
DATED:  June 14, 1999

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

Name                                                            Title                                           Date
----                                                            -----                                           ----
/s/ John F. Murphy                               President, Chief Executive Officer,                        June 14, 1999
-------------------------------                  Treasurer and Chairman of the Board
John F. Murphy                                   (Principal Executive Officer)


/s/ Denise M. Renaghan                           Executive Vice President, Chief                            June 14, 1999
-------------------------------                  Operating Officer and Director
Denise M. Renaghan


/s/ Michael O. Gilles                            Chief Financial Officer                                    June 14, 1999
-------------------------------                  (Principal Accounting and
Michael O. Gilles                                 Financial Officer)


/s/ Robert B. Cleary                             Director                                                   June 14, 1999
-------------------------------
Robert B. Cleary


/s/ Leo F. Grace                                 Director                                                   June 14, 1999
-------------------------------
Leo F. Grace


/s/ Richard F. Hughes                            Director                                                   June 14, 1999
-------------------------------
Richard F. Hughes


/s/ Richard F. McBride                           Director                                                   June 14, 1999
-------------------------------
Richard F. McBride


/s/ Kent T. Spellman                             Director                                                   June 14, 1999
-------------------------------
Kent T. Spellman

Selected Consolidated Financial and Other Data

     On March 27, 1998, the Company became a savings and loan holding company by its acquisition of the Bank in connection with the completion of the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. Prior to the conversion the Company had no significant assets, liabilities or operations. Accordingly, the results of operations and other financial data represents financial information of the Bank, with the exception of balance sheet data at March 31, 1999 and 1998 and selected operating data for the year ended March 31, 1999 which are presented on a consolidated basis.


                                                           At March 31,
                                    ------------------------------------------------------------
                                      1999         1998         1997         1996         1995
                                    --------     --------     --------     --------     --------
                                                      (Dollars in thousands)

Selected Financial Data:
   Assets .....................     $359,404     $295,291     $233,074     $219,850     $204,386
   Loans, net .................      304,372      224,928      207,063      186,534      184,531
   Investments ................       31,675       56,795       16,456       19,467        7,613
   Mortgage loans held for sale          321          822           --           47           --
   Deposits ...................      216,397      207,780      197,059      187,933      178,337
   FHLB advances ..............       76,751       20,000       14,500       11,650        8,000
   Stockholders' equity .......       60,298       63,574       19,474       17,962       16,278
   Allowance for loan losses ..        3,027        2,513        1,687        1,774        1,825
   Nonperforming loans ........        1,964        2,279        1,546        1,150        1,172
   Nonperforming assets .......        1,964        2,279        1,619        1,215        1,242
   Book value per share .......     $  26.88     $  27.02          N/A          N/A          N/A



                                                                   For the Year Ended March 31,
                                                  -------------------------------------------------------------
                                                    1999         1998          1997         1996         1995
                                                  --------     --------      --------     --------     --------
                                                                       (In thousands)

Selected Operating Data:
    Interest income ..........................     $ 23,426     $ 19,249      $ 17,476     $ 16,548     $ 14,950
    Interest expense .........................       10,758       10,200         9,218        8,423        6,506
                                                   --------     --------      --------     --------     --------
       Net interest income ...................       12,668        9,049         8,258        8,125        8,444
    Provision for loan losses ................          617          856           117            1            6
                                                   --------     --------      --------     --------     --------
       Net interest income after provision for
          loan losses ........................       12,051        8,193         8,141        8,124        8,438
    Total noninterest income .................          390          313           407          366          420
    Total noninterest expense ................        8,665       11,008         7,409        5,537        5,994
                                                   --------     --------      --------     --------     --------
       Income before income taxes ............        3,776       (2,502)        1,139        2,953        2,864
    Income taxes (benefit) ...................        1,542         (751)           10        1,269        1,163
                                                   --------     --------      --------     --------     --------
       Net income (loss) .....................     $  2,234     $ (1,751)     $  1,129     $  1,684     $  1,701
                                                   ========     ========      ========     ========     ========