Form 10QSB
period 1999-06-30
BAY STATE BANCORP INC
filed 1999-08-12
CIK 1048767

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to _____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of August 6, 1999 was 2,288,046.

Transitional Small Business Disclosure Format                     |_| Yes |x| No

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION..................................................................................1
     Item 1 - Consolidated Financial Statements.................................................................1
        Consolidated Balance Sheets at June 30, 1999 (unaudited) and March 31, 1999 ............................1
        Consolidated Income Statements for the three months ended June 30, 1999 and 1998........................2
        Consolidated Statements of Cash Flows for the three months ended June 30, 1999 (unaudited)
           and June 30, 1998....................................................................................3
        Consolidated Statements of Changes in Stockholders' Equity for the three months ended
           June 30, 1999 (unaudited)............................................................................4
        Notes to Consolidated Financial Statements..............................................................5
     Item 2 - Management's Discussion and Analysis or Plan of Operation.........................................6

  PART II - OTHER INFORMATION..................................................................................20
     Item 1 - Legal Proceedings................................................................................20
     Item 2 - Changes in Securities and Use of Proceeds........................................................20
     Item 3 - Defaults Upon Senior Securities..................................................................20
     Item 4 - Submission of Matters to a Vote of Security Holders..............................................20
     Item 4 - Continued Submission of Matters to a Vote of Security Holders....................................21
     Item 5 - Other Information................................................................................21
     Item 6 - Exhibits and Reports on Form 8-K.................................................................21

     SIGNATURES................................................................................................22
     EXHIBITS..................................................................................................23
        Computation of per share earnings - Exhibit 11.........................................................23
        Selected Financial Data - Exhibit 27...................................................................24

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                         June 30,     March 31,
                                                                           1999         1999
                                                                        ---------     ---------
                                                                       (Unaudited)
ASSETS
Cash and due from banks                                                 $   3,215     $   3,738
Short-term investments                                                         91         6,369
Investment in available-for-sale securities (at fair value)                41,473        24,350
Investments in held-to-maturity securities (fair values of $740 as of
      June 30, 1999 and $978 as of March 31, 1999)                            739           956
Stock in Federal Home Loan Bank of Boston                                   5,686         3,850
Mortgage loans held for sale                                                  413           321
Loans receivable, net                                                     330,963       304,372
Accrued interest receivable                                                 2,144         1,920
Premises and equipment, net                                                 2,580         2,564
Deferred tax asset, net                                                     2,698         2,728
Investment in bank owned life insurance                                     6,125         6,054
Other assets                                                                2,426         2,182
                                                                        ---------     ---------
                Total assets                                            $ 398,553     $ 359,404
                                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
            Deposits                                                    $ 215,515     $ 216,397
            Federal Home Loan Bank Advances                               111,947        76,751
            Other borrowed funds                                            9,970         3,240
            Accrued expenses and other liabilities                          2,948         2,718
                                                                        ---------     ---------
                       Total liabilities                                $ 340,380     $ 299,106
                                                                        ---------     ---------

Stockholders' equity:
            Common stock, par value $.01 per share, issued
                       and outstanding 2,535,232 shares                        25            25
            Additional paid-in capital                                     49,277        49,277
            Retained earnings                                              19,906        19,463
            Accumulated other comprehensive income                             69            45
            Less:   Unearned ESOP shares                                   (3,232)       (3,232)
                    Unearned 1998 Stock-Based Incentive Plan               (2,173)       (2,173)
                    Treasury stock, 247,186 and 126,762 shares             (5,699)       (3,107)
                                                                        ---------     ---------
                       Total stockholders' equity                          58,173        60,298
                                                                        ---------     ---------
                       Total liabilities and stockholders' equity       $ 398,553     $ 359,404
                                                                        =========     =========
Equity-to-asset ratio                                                       14.60%        16.78%
Book value per share                                                    $   27.41     $   26.88


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                         Consolidated Income Statements
                  (Dollars in thousands, except per share data)

                                                                                           Three months ended
                                                                                                June 30,
                                                                                       --------------------------
                                                                                           1999           1998
                                                                                       -----------    -----------
                                                                                       (Unaudited)
Interest income:
            Loans                                                                      $     6,260    $     4,652
            Investments                                                                        579            765
                                                                                       -----------    -----------
                       Total interest income                                                 6,839          5,417
                                                                                       -----------    -----------
Interest expense:
            Deposits                                                                         2,119          2,242
            Borrowed funds                                                                   1,236            216
                                                                                       -----------    -----------
                       Total interest expense                                                3,355          2,458
                                                                                       -----------    -----------
                       Net interest income before provision for possible loan losses         3,484          2,959
Provision for loan losses                                                                      225             50
                                                                                       -----------    -----------
                       Net interest income after provision for possible loan losses          3,259          2,909
                                                                                       -----------    -----------
Non-interest income:
            Service charges on deposit accounts                                                 72             62
            Other income                                                                        97
            Gain on sale of loans                                                               (1)            13
                                                                                       -----------    -----------
                       Total non-interest income                                               168             75
                                                                                       -----------    -----------
                       Income before non-interest expense and income taxes                   3,427          2,984
                                                                                       -----------    -----------
Non-interest expense:
            Salaries and employee benefits                                                   1,612          1,190
            Occupancy and equipment                                                            268            236
            Federal deposit insurance premiums                                                  32             31
            Advertising                                                                         68             45
            Data processing                                                                     69             57
            Other                                                                              470            508
                                                                                       -----------    -----------
                       Total non-interest expense                                            2,519          2,067
                                                                                       -----------    -----------
                       Income before income taxes                                              908            917

Income tax expense                                                                             324            403
                                                                                       -----------    -----------
                       Net income                                                      $       584    $       514
                                                                                       ===========    ===========
Comprehensive net income                                                               $       608    $       515
                                                                                       ===========    ===========
Weighted average common and common equivalent shares outstanding                         2,177,986      2,352,696
                                                                                       ===========    ===========

Basic earnings per share                                                               $      0.27    $      0.22
                                                                                       ===========    ===========
Diluted earnings per share                                                             $      0.27    $      0.22
                                                                                       ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                            Three months ended June 30,
                                                                                            ---------------------------
                                                                                                  1999        1998
                                                                                                --------    --------
                                                                                               (Unaudited)
Net cash flows from operating activities:
            Net income                                                                          $    584    $    514
            Adjustments to reconcile net income to net cash provided by operating activities:
                       Provision for possible loan losses                                            225          50
                       Provision for depreciation and amortization                                    76          65
                       Amortization of securities, net of accretion                                  (17)          2
                       Amortization of loan fees and discounts                                       (11)        (99)
                       Net decrease (increase) in mortgage loans held-for-sale                       (92)        (45)
                       (Gain) loss on sale of loans                                                    1         (13)
                       Increase (decrease) in accrued interest receivable                           (224)       (160)
                       Decrease (increase) in prepaid expense and other assets                      (315)         12
                       Increase (decrease) in accrued taxes                                          230         659
                                                                                                --------    --------
                       Net cash provided (used) by operating activities                              457         985
                                                                                                --------    --------

Net cash flows from investing activities:
                       Maturities and principal repayments on investments held to maturity           215         327
                       Maturities and principal repayments on investments available for sale       4,734          --
                       Purchase of investments available for sale                                (21,783)    (14,083)
                       Purchase of Federal Home Loan Bank of Boston Stock                         (1,836)         --
                       Net decrease (increase) in loans                                          (26,806)     (6,063)
                       Capital expenditures                                                          (92)        (79)
                       Proceeds from sales of and receipts on other real estate owned                 --          --
                                                                                                --------    --------
            Net cash provided (used) for investing activities                                    (45,568)    (19,898)
                                                                                                --------    --------

Net cash flows from financing activities:
                       Net deposit activity                                                         (882)     (3,233)
                       Proceeds of borrowings                                                     82,191          --
                       Repayment of borrowings                                                   (46,995)     (5,000)
                       Repayment of borrowings                                                     6,730        (615)
                       Dividend on common stock                                                     (141)         --
                       Purchase of treasury stock                                                 (2,593)         --
                                                                                                --------    --------
            Net cash provided by financing activities                                             38,310      (8,848)
                                                                                                --------    --------
Net increase (decrease) in cash and cash equivalents:                                             (6,801)    (27,761)

            Cash and cash equivalents at beginning of period                                      10,107      49,513
                                                                                                --------    --------
            Cash and cash equivalents at end of period                                          $  3,306    $ 21,752
                                                                                                ========    ========
Supplemental disclosure of cash flow information:
            Cash paid during period for:
                       Interest                                                                 $  3,330    $  2,465
                       Income taxes                                                             $    346    $     78

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)

                                                                             Accumulated                       Unearned
                                                                                Other                         Stock-based   Total
                                                       Additional              Compre-    Unearned             Incentive    Stock-
                                               Common    Paid-in    Retained   hensive      ESOP     Treasury     Plan      holders'
                                                Stock    Capital    Earnings    Income     Shares     Stock      Shares     Equity
                                               --------  --------   --------   --------   --------   --------   --------   --------
Balance at March 31, 1997                      $     --  $     --   $ 19,091   $    383   $     --   $     --   $     --   $ 19,474
  Net Loss                                           --        --     (1,751)        --         --         --         --
  Net Change in unrealized gain on available
     for sale securities, net of tax effect          --        --         --        283         --         --         --
     Comprehensive income                            --        --         --         --         --         --         --     (1,468)
  Stock issued pursuant to initial common
     stock offering                                  23    45,245         --         --         --         --         --     45,268
  Issuance of 187,795 shares of common stock
     to The Bay State Federal Savings
     Charitable Foundation                            2     3,754         --         --         --         --         --      3,756
  Common Stock acquired by ESOP                      --        --         --         --     (4,056)        --         --     (4,056)
  Reduction in unearned ESOP shares charged
     to expense                                      --        --         --         --        405         --         --        405
  Appreciation in fair value of unearned ESOP
     Shares charged to expense                       --       195         --         --         --         --         --        195
                                               --------  --------   --------   --------   --------   --------   --------   --------
Balance at March 31, 1998                            25    49,194     17,340        666     (3,651)        --         --     63,574
  Net Income                                         --        --      2,234         --         --         --         --
  Net change in unrealized gain on available
     for sale securities, net of tax effect          --        --         --       (621)        --         --         --
       Comprehensive income                          --        --         --         --         --         --         --      1,613
  Purchase of treasury stock, 126,762 shares         --        --         --         --         --     (3,107)        --     (3,107)
  Dividends paid, $0.05 per share                    --        --       (111)        --         --         --         --       (111)
  Reduction in unearned ESOP shares charged
     to expense                                      --        --         --         --        419         --         --        419
  Appreciation in fair value of unearned ESOP
     Shares charged to expense                       --        95         --         --         --         --         --         95
  Common stock acquired for stock-based
     Incentive plans                                 --        --         --         --         --         --     (2,269)    (2,269)
  Issuance of stock incentive plan shares            --       (12)        --         --         --         --         96         84
                                               --------  --------   --------   --------   --------   --------   --------   --------
Balance at March 31, 1999                      $     25  $ 49,277   $ 19,463   $     45   $ (3,232)  $ (3,107)  $ (2,173)    60,298
  Net Income                                         --        --        584         --         --         --         --
Net change in unrealized gain on available
    for sale securities, net of tax effect           --        --         --         24         --         --         --
    Comprehensive income                             --        --         --         --         --         --         --        608
  Purchase of treasury stock, 120,424 shares         --        --         --         --         --     (2,592)        --     (2,592)
  Dividends paid, $0.06 per share                    --        --       (141)        --         --         --         --       (141)
                                               --------  --------   --------   --------   --------   --------   --------   --------
Balance at June 30, 1999 (Unaudited)           $     25  $ 49,277   $ 19,906   $     69   $ (3,232)  $ (5,699)  $ (2,173)  $ 58,173
                                               ========  ========   ========   ========   ========   ========   ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 1999

(1)  Organization

     Bay State Bancorp, Inc. ("Company" or "Bay State") was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Savings Bank ("Bank") as part of the Bank's conversion from a mutual form of organization to a stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Conversion, completed on March 27, 1998, resulted in the Company issuing an aggregate 2,535,232 shares of its common stock, par value $.01 per share, at a price of $20 per share, of which 2,347,437 shares were sold in a subscription offering and 187,795 shares were issued to The Bay State Federal Savings Charitable Foundation (the "Foundation), established by the Company Prior to the Conversion, Bay State had not engaged in any material operations.

(2)  Accounting Principles

     The accompanying unaudited consolidated financial statements of Bay State Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended March 31, 1999, filed with the Securities and Exchange Commission.

(3)  Stock Repurchase Program

     On April 6, 1999 the Company announced it had received approval from the OTS to repurchase up to 5% of the Company's outstanding common stock, or 120,424 shares. During the quarter the Company completed the purchase of the stock at a total cost of $2,592,000, or $21.52 per share. This second repurchase program reduced the company's outstanding shares to 2,288,046.

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

     The Bank's business activities are concentrated in Eastern Massachusetts. The Bank has five full service retail banking offices located in Norfolk and Suffolk Counties, Massachusetts. All retail banking activity is conducted through the banking offices. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Bank primarily makes residential first mortgages, commercial and multi-family real estate loans, home equity lines of credit, consumer loans and to a lesser extent residential construction loans. Loan originations, are conducted from the retail offices and at the point of sale. Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

     The operating results of the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. Results of operations are also affected by the provision for loan losses, the level of non-interest income, including deposit and loan fees, gains on sales of assets, operating expenses and income taxes.

Comparison of Financial Condition at June 30, 1999 and March 31, 1999

     Total assets at June 30, 1999 were $398.6 million, compared to $359.4 million at March 31, 1999, an increase of $39.2 million, or 10.9%. This was primarily due to an increase in originations and purchases in loans receivable of $26.6 million, or 8.7%, primarily in multi-family and commercial real estate loans, and to a lesser extent one-to-four family residential mortgages. Also, investments, excluding stock in Federal Home Loan Bank, increased $10.6 million, or 33.6%. The increase in assets was funded mainly from an increase of $35.2 million, or 45.9%, in Federal Home Loan Bank borrowings and a $6.7 million, or 208%, increase in other borrowed funds, consisting mainly of repurchase agreements.

     Total stockholder's equity was $58.2 million, or 14.6% of total assets, at June 30, 1999, a decrease of $2.1 million, or 3.5%, from the $60.3 million, or 16.8% of total assets at March 31, 1999. The change in equity was the result of the net income for the period, offset by a reduction in capital from the completion of a 5% stock repurchase program during the quarter. The Company's book value per share at June 30, 1999 was $27.41, compared to $26.88 at March 31, 1999.

Investments

     Short-term investments of $91,000 at June 30, 1999, consisted solely of funds invested in the Co-operative Central Bank Liquidity Fund, a decrease of $6.3 million, or 98.6% from the $6.4 million at March 31, 1999. This decrease was a result of funding the growth in the investment securities and loan portfolios and to fund the minor outflow of deposits.

     As a result of the current interest rate environment, and the corresponding impact on the market value of the investments classified as available for sale, a $69,000 net unrealized gain was recognized as an increase to equity at June 30, 1999, compared to an unrealized gain of $45,000 at March 31, 1999.

     The table below shows the amortized cost and estimated market values of investments available for sale for the periods presented:



                                            June 30, 1999       March 31, 1999
                                          ------------------  ------------------
                                          Amortized   Fair    Amortized   Fair
                                            Cost      Value     Cost      Value
                                          ---------  -------  ---------  -------
                                                  (Dollars in thousands)

Investment securities
  Marketable equity securities             $ 9,600   $10,027   $ 9,525   $ 9,737
  Mortgage-backed securities                20,474    20,485     5,371     5,391
  Trust preferred equity securities          4,893     4,883     2,506     2,521
  Corporate bonds and notes                  1,246     1,226     1,247     1,234
  Preferred stocks                           4,005     3,867     1,500     1,460
  Government agency securities               1,000       985     4,000     4,007
                                           -------   -------   -------   -------
Total Available for Sale Securities        $41,218   $41,473   $24,149   $24,350
                                           =======   =======   =======   =======

The amortized cost and estimated market values of investments held to maturity were:


                                            June 30, 1999       March 31, 1999
                                          ------------------  ------------------
                                          Amortized   Fair    Amortized   Fair
                                            Cost      Value     Cost      Value
                                          ---------  -------  ---------  -------
                                                      (In thousands)
Investment securities
Mortgage-backed
   and mortgage-related securities         $   739   $   740   $   956   $   978
                                           -------   -------   -------   -------
Total Mortgage-backed and
   mortgage related Securities             $   739   $   740   $   956   $   978
                                           =======   =======   =======   =======

Loans

     During the first quarter of Fiscal 2000, loans receivable increased by $26.6 million, or 8.7%, as detailed below:

                                                    June 30,    % of total   March 31,    % of total
                                                     1999         Loans        1999         Loans
                                                   --------      --------    --------      --------
                                                                (Dollars in thousands)
Mortgage loans:
            Residential 1 - 4 family               $175,972         52.12%   $168,786         54.62%
            Multi-family                             69,479         20.58      57,744         18.69
            Commercial real estate                   74,421         22.04      67,806         21.94
            Construction and development              7,196          2.13       5,494          1.78
                                                   --------      --------    --------      --------
                Total mortgage loans                327,068         96.87     299,830         97.03
                                                   --------      --------    --------      --------
Commercial loans                                        225          0.07         500          0.16
                                                   --------      --------    --------      --------
Consumer loans:
            Equity lines                              6,404          1.90       5,156          1.67
            Other consumer loans                      3,951          1.16       3.535          1.14
                                                   --------      --------    --------      --------
                 Total loans                        337,648        100.00%    309,021        100.00%
                                                                 ========                  ========
Deduct:
            Allowance for loan loss                   3,266                    3,027
            Undisbursed proceeds of construction
            and development loans in process          3,233                    1,424
            Deferred loan fees                          186                      198
                                                   --------                 --------
                Net loans receivable               $330,963                 $304,372
                                                   ========                 ========

     The Banks' primary lending focus is real estate lending. At June 30, 1999, residential, commercial real estate, and construction and development loans represented 96.9% of total loans, compared to 97.0% at March 31, 1999.

     At June 30, 1999 loans serviced for investors was $22.7 million compared to $22.6 million at March 31, 1999.

Asset Quality

     At June 30, 1999 non-performing assets totaled $1,700,000, a decrease of $264,000, or 13.4%, from $1,964,000 at March 31, 1999. Non-performing assets consist of all loans that are delinquent 90 days or more. The Bank had no real estate owned at June 30, 1999 or March 31, 1999. At June 30, 1999, non-performing assets represented 0.43% of total assets and 0.51% of loans receivable, compared to 0.55% and 0.64%, respectively, at March 31, 1999. The decrease in non-performing assets was primarily in one-to-four family residential mortgages.

     The composition of non-performing assets for the periods presented was:

                                                       June 30,
                                                  -----------------    March 31,
                                                   1999       1998       1999
                                                  ------     ------     ------
                                                    (Dollars in thousands)
Non-accrual loans:
            One-to-four-family                    $  574     $  994     $  862
            Multi-family                             279        254        280
            Commercial real estate                   770        739        745
            Equity lines                              65         --         65
            Other                                     12         43         12
                                                  ------     ------     ------
                                                  $1,700     $2,030     $1,964
                                                  ======     ======     ======
Non-performing assets as a percentage of:

            Loans receivable                        0.51%      0.88%      0.64%
            Total assets                            0.43       0.71       0.55

     The following represents the activity in the allowance for loan losses for the three months ended June 30, 1999:


                                                                (In thousands)

     Balance at March 31, 1999                                       $3,027
     Provision for possible loan losses                                 225
     Losses charged to allowance                                         --
     Recoveries                                                          14
                                                                     ------
     Balance at June 30, 1999                                        $3,266
                                                                     ======

     The Bank continually reviews its delinquency position, underwriting and appraisal procedures, charge-off experience, and current real estate market conditions with respect to its entire loan portfolio. While management uses the best information available in establishing the allowance, future adjustments may be necessary if economic conditions differ from the assumptions used in making the evaluation.

Deposits and Borrowed Funds

     Deposits decreased slightly during the three month period ended June 30, 1999 as detailed below:

                                    June 30,  % of total   March 31,  % of total
                                      1999     deposits      1999      deposits
                                    --------   --------    --------    --------
                                              (Dollars in thousands)

Regular savings accounts            $ 26,597      12.34%   $ 27,461       12.70%
NOW accounts                          23,069      10.70      24,154       11.16
Money market accounts                 59,467      27.59      54,305       25.09
Non-interest bearing deposits          1,211       0.57         867        0.40
                                    --------   --------    --------    --------
                                     110,344      51.20     106,787       49.35
Term deposits                        105,171      48.80     109,610       50.65
                                    --------   --------    --------    --------
            Total deposits          $215,515     100.00%   $216,397      100.00%
                                    ========   ========    ========    ========

     During the period, borrowed funds increased $41.9 million, or 52.4%.

Comparison of Results of Operations for the three months ended June 30, 1999 and 1998

General

     Consolidated net income for the three months ended June 30, 1999 totaled $584,000, or $0.27 per share, compared to $514,000, or $0.22 per share for the same period last year. This represents an increase of $70,000 or 13.6% in net income and a $0.05 or 22.7% increase in earnings per share.

Interest Income

     Interest income for the three months ended June 30, 1999 increased $1.4 million, or 26.3%, to $6.8 million, compared to $5.4 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, partially offset by a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased from $277.4 million for the quarter ended June 30, 1998 to $359.0 million for the quarter ended June 30, 1999, an increase of $81.6 million, or 29.4%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of investment securities of $6.6 million, or 47.2%, an increase in loans, net, and mortgage-loans held for sale of $93.2 million or 41.5% and an increase in mortgage-backed and mortgage related securities of $15.7 million, or 749.8%. The yield on interest-earning assets decreased 19 basis points to 7.62%.

Interest Expense

     Interest expense for the three months ended June 30, 1999 increased $897,000, or 36.5%, to $3,355,000 compared to $2,458,000 for the same period last  year.  The  increase  in  interest  expense  was the net result of a $91.7 million, or 41.5%, increase in the average balance of interest-bearing liabilities which increased from $220.9 million for the three months ended June 30, 1998 to $312.7 million for the three months ended June 30, 1999. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $10.1 million, or 4.9% and the average balance of FHLB advances and other borrowings of $81.7 million, or 466.8%. The cost of interest bearing liabilities decreased 16 basis points to 4.29%, compared to 4.45% for the same period last year.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

For the three months ended June 30,                  1999                           1998
                                        ----------------------------    --------------------------
                                                    Interest                       Interest
                                        Average     income/    Yield/   Average    income/   Yield/
                                        balance     expense     rate    balance    expense    rate
                                        --------    --------    ----    --------   --------   ----
                                                           (Dollars in thousands)
Assets
Interest earning assets:
 Short-term investments                 $  2,855    $     34    4.74%   $ 36,813   $    527   5.73%
 Investment securities                    20,622         278    5.39      14,007        203   5.80
 Mortgage-backed and mortgage related
   securities                             17,822         267    6.00       2,094         35   6.88
 Loans, net and mortgage loan held-
  for-sale                               317,654       6,260    7.88     224,494      4,652   8.29
                                        --------    --------            --------   --------
Total interest earning assets            358,953       6,839    7.62     277,408      5,417   7.81
                                                    --------                       --------
Non interest earning assets               21,631                          12,291
                                        --------                        --------
  Total                                 $380,584                        $289,699
                                        ========                        ========

Liabilities and Stockholders' Equity
Interest bearing liabilities:
  NOW accounts                          $ 23,371          64    1.10    $ 21,776         94   1.73
  Regular savings accounts                26,463         136    2.06      28,627        174   2.43
  Money market accounts                   56,226         534    3.80      38,571        450   4.67
  Certificate accounts                   107,398       1,385    5.16     114,416      1,524   5.33
                                        --------    --------            --------   --------
Total interest bearing deposits          213,458       2,119    3.97     203,390      2,242   4.41
  FHLB advances and other borrowings      99,192       1,236    4.98      17,500        216   4.88
                                        --------    --------            --------   --------
Total interest-bearing liabilities       312,650       3,355    4.29     220,890      2,458   4.45
                                                    --------                       --------
  Demand deposits                          1,415                             498
  Other liabilities                        7,391                           4,461
  Stockholders' equity                    59,128                          63,850
                                        --------                        --------
  Total                                 $380,584                        $289,699
                                        ========                        ========
Net interest income                                 $  3,484                       $  2,959
                                                    ========                       ========
Interest rate spread                                            3.33%                         3.36%
                                                                ====                          ====
Net interest margin                                             3.88%                         4.14%
                                                                ====                          ====

The increase of $525,000 in net interest income is analyzed as follows:

                                                Quarters ended June 30,
                                                     1999 vs. 1998
                                           ---------------------------------
                                           Change due to Increase (Decrease)
                                           ---------------------------------
                                           Volume         Rate         Net
                                           -------      -------      -------
                                                (Dollars in thousands)

Interest income:
         Loans                             $ 1,823         (215)     $ 1,608
         Investment securities                  88          (13)          75
         Mortgage backed and Mortgage-
            related securities                 235           (4)         231
         Short-term investments               (416)         (76)        (492)
                                           -------      -------      -------
                  Total                      1,730         (308)       1,422
                                           -------      -------      -------
Interest expense:
            Deposits                            45         (168)        (123)
            Borrowings                       1,018            2        1,020
                                           -------      -------      -------
                  Total                      1,063         (166)         897
                                           -------      -------      -------
Net interest income                        $   667      $  (142)     $   525
                                           =======      =======      =======

Provision for loan losses

     Provisions for possible loan losses are charged to operations to bring the total losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for possible loan losses totaled $225,000 for the quarter ended June 30, 1999, compared to $50,000 for the same period last year. The increase in the provision reflected managements analysis of the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The increased level of provision is reflective of the increase in the overall size and mix of the loan portfolio during the period.

     At June 30, 1999 and March 31, 1999, the allowance for loan losses was $3.3 million and $3.0 million, respectively, which represents 192.1% of non-performing loans and 0.98% of total loans at June 30, 1999 compared to 154.1% of non-performing loans at 0.98% of total loans at March 31, 1999.

     While  management   believes  the  Bank's  allowance  for  loan  losses  is
sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future losses incurred by the Bank, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest income

     Total non-interest income was $168,000 for the three months ended June 30, 1999, compared to $75,000 for the same period last year, an increase of $93,000, or 124%. The increase was primarily the result of income recognized on bank owned life insurance policies purchased by the Bank, income recognized from the new alternative investment services and insurance products being offered by the Bank, partially offset by a decrease in the gain on the sale of loans from mortgage banking activities.

Non-interest expense

     Total non-interest expense was $2.5 million for the three months ended June 30, 1999, compared to $2.1 million for the same period last year, an increase of $452,000 or 21.9%. This was primarily due to an increase in total salaries and benefits of $422,000 or 35.5%, the result of an increase of $179,000 in compensation expense associated with the company's stock-based benefit plans and a general increase in salaries and benefits due to the increase in the number of employees compared to the same period last year. Occupancy and equipment expense totaled $268,000 compared to $236,000 for the same period last year, an increase of 13.6%. Advertising expense increased $23,000, or 51.1%, primarily as a result of the development and roll out of new deposit products and retail services. Data processing expense increased $12,000, or 21.1%, as a result of the increased number of deposit accounts serviced and the implementation of new retail deposit products. Other expenses decreased $38,000, or 7.5%, primarily as a result of last year's period including one time expenses associated with the development of certain products and programs as part of the strategic planning for the future.

Income taxes

     For the three months ended June 30, 1999 income taxes of $324,000 were paid on net income before tax of $908,000 for an effective rate of 35.7%, compared to income taxes of $403,000 on income before tax of $917,000 for an effective rate of 43.9%, for the same period last year. The effective tax rate for the current period is lower than the prior period due to various tax planning strategies implemented by the Company, specifically the purchase of non-taxable life insurance products and the establishment of a Massachusetts securities corporation at the Bank level.

Capital Adequacy

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial condition.

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

     At June 30, 1999 the Company's capital ratio was 14.6% of total assets. The Bank at June 30, 1999 had tangible capital of 10.56% and risk based capital of 18.89% (unaudited).

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

     At June 30, 1999 the Company and the Bank met all the capital adequacy requirements to which they are subject. As of June 30, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Asset/Liability Management

     The principal objectives of the Bank's interest rate risk management function are to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates.

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

     The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports. In preparing such model, the OTS estimates loan prepayment rates, reinvestment rates and deposit decay rates.

     The following table sets forth the Bank's NPV as of March 31, 1999 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.




      Change in
  Interest Rates in          Net Portfolio Value          NPV as % of Portfolio
    Basis Points                                             Value of Assets
    (Rate Shock)
                                                           NPV
                     Amount     $ Change       % Change    Ratio     Change(1)
                     ---------------------------------------------------------
                                      (Dollars in thousands)

           300       25,373     (10,563)         (29)      7.68        (275)
           200       29,422      (6,514)         (18)      8.77        (166)
           100       32,973      (2,962)          (8)      9.69         (74)
          Static     35,936          --           --      10.43          --
          (100)      39,055       3,119            9      11.19          76
          (200)      41,929       5,993           17      11.87         144
          (300)      45,655       9,719           27      12.74         232

(1)  Expressed in basis points.

Liquidity

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At June 30, 1999 the Bank's liquidity ratio was 7.96%. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets.

     The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and cash equivalents and available-for-sale securities totaled $44.8 million, or 11.2% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1999, the Bank had $111.9 million in advances outstanding from the FHLB, and at June 30, 1999, had an additional overall borrowing capacity from the FHLB of $72 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

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

     The Company has completed the assessment phase. During this phase the Company identified all potential programs and applications that were date sensitive. The Company also assessed the various utility companies that it uses as to their readiness for Year 2000. The assessment phase also included an analysis of all hardware and software applications as well as vendor identification. The various applications identified were then prioritized in consideration of their overall importance of use to the Company. Correspondence was sent to all vendors inquiring into their applications Year 2000 compliance. For a number of applications, the correction, testing and vendor certification and implementation has been completed. For all priority applications, the Company is continuing to ensure compliance by continuing to follow up with vendors for Year 2000 certification. At this point in time, the Company remains in the correction/replacement, testing and implementation phases of the process.

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

     The third-party vendor for the Bank's banking applications is in the final stages of modifying and upgrading its ancillary computer applications to ensure Year 2000 compliance. The Bank has completed the testing and implementation phases and the system is Year 2000 compliant. The Company's accounting software and applications are Year 2000 compliant.

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

     The Company has created a contingency plan to deal with any unforeseen events that could occur which would have a negative impact on the day-to-day operations of the Company. The contingency plan identifies the critical systems and identifies various processing alternatives depending on the severity of the circumstances. These procedures vary from using back-up sites and systems to reverting to manual processes. The business resumption plan for retail banking services has been completed and tested.

     The Company has expensed approximately $45,000 to replace and upgrade existing software for Year 2000 compliance. In addition, the Company purchased a new accounting system, which is Year 2000 compliant. The cost of this system was approximately $75,000 and was capitalized and will be depreciated over its expected useful life. Additional expenses will be incurred over the next year to meet Year 2000 compliance; however, at this time these expenses are not expected to be material in nature.

     In the  event  that  the  Bank's  third  party  vendor  or its  significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Bank's business or operations could be adversely affected. However, management believes that the Bank's own internal system, networks and resources would allow the Bank to effectively operate and service its customers in the event its significant vendors do not achieve satisfactory Year 2000 compliance. In addition, if significant vendors failed to meet Year 2000 operating requirements the bank intends to engage alternative vendors and suppliers. While the Bank cannot estimate the costs and expenses associated with hiring new vendors and suppliers, management believes that such costs would not have a material impact on the Bank's earnings or results of operations.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Neither the Company nor any of its subsidiaries is party to any pending legal proceedings which are material other than routine litigation incidental to their business activities

Item 2 - Changes in Securities and Use of Proceeds

     Not applicable.

Item 3 - Defaults Upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     On July 22, 1999, the company held its Annual Meeting of Shareholders. At that meeting the following items were brought before the shareholders for a vote and the results were as indicated.

1.   Election of Directors

                                     For          %         Withheld        %
                                  ---------     -----       --------      ------
       John F. Murphy             1,790,881      96.7%       60,708        3.3%
       Leo F. Grace               1,790,881      96.7        60,708        3.3
       Richard F. Hughes          1,790,881      96.7        60,708        3.3

2. Ratification of the amendments to the Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan.

                For          %         Withheld        %          Abstain    %
             ---------     -----       --------      ------     ----------  ----
             1,679,311      90.7       144,130        7.8         28,148    1.5

3.   Approval of the Bay State Bancorp, Inc. 1999 Stock Option Plan.

                For          %         Withheld        %          Abstain    %
             ---------     -----       --------      ------     ----------  ----
               973,005      76.3       273,863       21.5         28,326    2.2

PART II - OTHER INFORMATION
Item 4 continued

4. The ratification of the appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for Bay State Bancorp, Inc. for the fiscal year ending March 31, 2000.

                For          %         Withheld        %          Abstain    %
             ---------     -----       --------      ------     ----------  ----
             1,812,223      97.9        13,933        0.8         25,433    1.3

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1  Certificate of Incorporation of Bay State Bancorp, Inc. *

          3.2  Amended and Restated Bylaws of Bay State Bancorp, Inc. **

          4.0  Stock Certificate of Bay State Bancorp, Inc. *

         10.1 Amended and Restated 1998 Bay State Bancorp, Inc. Stock-Based Incentive Plan ***

         10.2  Bay State Bancorp, Inc. 1999 Stock Option Plan ***

         11.0  Computation of per share earnings (filed herewith)

         27.0  Financial data schedule (filed herewith)

*    Incorporated   herein  by   reference   from  the  exhibits  to  Form  SB-2
     registration as amended, Registration No. 333-40115

** Incorporated herein by reference from the exhibits to Form 10QSB for December 31, 1998 as filed by the company.

*** Incorporated herein by reference to the June, 1999 Proxy Statement as filed by the Company.

     (b)  Reports on Form 8-K

          (i)  None

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Bay State Bancorp, Inc.


August 11, 1999                     \s\ John F. Murphy
---------------------               --------------------------------------------
Date                                John F. Murphy
                                    Chairman, President, and
                                    Chief Executive Officer
                                    (Principal Executive Officer)



August 11, 1999                     \s\ Michael O. Gilles
---------------------               --------------------------------------------
Date                                Michael O. Gilles
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)