Form 10QSB
period 1999-09-30
BAY STATE BANCORP INC
filed 1999-11-15
CIK 1048767

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__x__ Yes  _____ No

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of November 9, 1999 was 2,266,646

Transitional Small Business Disclosure Format                _____ Yes  __x__ No

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION............................................................................1
   Item 1 - Consolidated Financial Statements.............................................................1
      Consolidated Balance Sheets - September 30, 1999 (unaudited) and March 31, 1999 ....................1
      Consolidated Income Statements - Three and six months ended September 30, 1999 and 1998
      (unaudited).........................................................................................2
      Consolidated Statements of Cash Flows - Six months ended September 30, 1999 and 1998
      (unaudited).........................................................................................3
      Consolidated Statements of Changes in Stockholders' Equity - Six months ended
      September 30, 1999 (unaudited)......................................................................4
      Notes to Consolidated Financial Statements for the Period Ended September 30, 1999..................5
   Item 2 - Management's Discussion and Analysis or Plan of Operation.....................................6

PART II - OTHER INFORMATION..............................................................................21
   Item 1 - Legal Proceedings............................................................................21
   Item 2 - Changes in Securities and Use of proceeds....................................................21
   Item 3 - Defaults Upon Senior Securities..............................................................21
   Item 4 - Submission of Matters to a Vote of Security Holders..........................................21
   Item 5 - Other Information............................................................................21
   Item 6 - Exhibits and Reports on Form 8-K.............................................................21

   SIGNATURES............................................................................................22
   EXHIBITS..............................................................................................23
      Computation of per share earnings - Exhibit 11.....................................................23
      Financial Data Schedule - Exhibit 27...............................................................24

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                  September 30,           March 31,
                                                                                      1999                  1999
                                                                                  -------------           ---------
ASSETS                                                                             (Unaudited)
Cash and due from banks                                                             $   3,587            $   3,738
Short-term investments                                                                  3,096                6,369
Investment in available-for-sale securities (at fair value)                            39,206               24,350
Investments in held-to-maturity securities (fair values of $644 as of                     644                  956
September 30, 1999 and $978 as of March 31, 1999)
Stock in Federal Home Loan Bank of Boston                                               6,850                3,850
Mortgage loans held for sale                                                             --                    321
Loans receivable, net                                                                 364,227              304,372
Accrued interest receivable                                                             2,264                1,920
Premises and equipment, net                                                             2,667                2,564
Deferred tax asset, net                                                                 3,167                2,728
Investment in bank owned life insurance                                                 7,700                6,054
Other assets                                                                            2,657                2,182
                                                                                    ---------            ---------
                       Total assets                                                 $ 436,065            $ 359,404
                                                                                    =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:


            Deposits                                                                $ 223,817            $ 216,397
            Federal Home Loan Bank Advances                                           135,485               76,751
            Other borrowed funds                                                       15,578                3,240
            Accrued expenses and other liabilities                                      3,288                2,718
                                                                                    ---------            ---------
                       Total liabilities                                            $ 378,168            $ 299,106
                                                                                    ---------            ---------

Stockholders' equity:

            Common stock, par value $.01 per share, issued
                       and outstanding 2,535,232 shares                                    25                   25

            Additional paid-in capital                                                 49,277               49,277
            Retained earnings                                                          20,442               19,463

            Accumulated other comprehensive income                                       (743)                  45
            Less: Unearned ESOP shares                                                 (3,232)              (3,232)

                  Unearned shares, 1998 Stock-Based Incentive Plan                     (2,173)              (2,173)
                  Treasury stock at cost, 247,186 and 126,762 shares                   (5,699)              (3,107)
                                                                                    ---------            ---------
                       Total stockholders' equity                                      57,897               60,298
                                                                                    ---------            ---------

                       Total liabilities and stockholders' equity                   $ 436,065            $ 359,404
                                                                                    =========            =========



Equity-to-asset ratio                                                                   13.28%               16.78%

Book value per share                                                                $   27.28            $   26.88



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                         Consolidated Income Statements
                  (Dollars in thousands, except per share data)

                                                                                Three months ended             Six months ended
                                                                                   September 30,                 September 30,
                                                                             -------------------------      ------------------------
                                                                               1999            1998           1999           1998
                                                                             ---------       ---------      ---------      ---------
                                                                                     Unaudited                           Unaudited
Interest income:
   Loans                                                                        $6,807          $4,998        $13,067        $ 9,650
   Investments                                                                     744             544          1,323          1,310
                                                                             ---------       ---------      ---------      ---------
      Total interest income                                                      7,551           5,542         14,390         10,960
                                                                             ---------       ---------      ---------      ---------
Interest expense:
   Deposits                                                                      2,168           2,248          4,287          4,490
   Borrowed funds                                                                1,797             246          3,033            462
                                                                             ---------       ---------      ---------      ---------
      Total interest expense                                                     3,965           2,494          7,320          4,952
                                                                             ---------       ---------      ---------      ---------
      Net interest income before provision for loan losses                       3,586           3,048          7,070          6,008
Provision for loan losses                                                          225             100            450            150
                                                                             ---------       ---------      ---------      ---------
      Net interest income after provision for loan losses                        3,361           2,948          6,620          5,858
                                                                             ---------       ---------      ---------      ---------
Non-interest income:
   Service charges on deposit accounts                                              71              70            143            132
   Gain on sale of loans                                                             7              16              6             28
   Other income                                                                     88            --              185           --
                                                                             ---------       ---------      ---------      ---------
      Total non-interest income                                                    166              86            334            160
                                                                             ---------       ---------      ---------      ---------
      Income before non-interest expense and income taxes                        3,527           3,034          6,954          6,018
                                                                             ---------       ---------      ---------      ---------
Non-interest expense:
   Salaries and employee benefits                                                1,592           1,142          3,204          2,331
   Occupancy and Equipment Expense                                                 275             261            543            497
   Federal deposit insurance premiums                                               32              32             64             63
   Advertising                                                                      73              55            141            101
   Data processing                                                                  62              65            131            122
   Other expenses                                                                  455             451            925            959
                                                                             ---------       ---------      ---------      ---------
      Total non-interest expense                                                 2,489           2,006          5,008          4,073
                                                                             ---------       ---------      ---------      ---------
      Income before income taxes                                                 1,038           1,028          1,946          1,945
Income tax expense                                                                 365             422            689            825
                                                                             ---------       ---------      ---------      ---------
      Net income                                                                $  673          $  606        $ 1,257        $ 1,120
                                                                             =========       =========      =========      =========
Comprehensive net income(loss)                                                  $ (139)         $    0        $   469        $   515
                                                                             =========       =========      =========      =========

Weighted average common and common equivalent shares outstanding             2,122,658       2,352,696      2,150,171      2,352,696
                                                                             =========       =========      =========      =========
Basic earnings per share                                                        $ 0.32          $ 0.26        $  0.58        $  0.48
                                                                             =========       =========      =========      =========
Diluted earnings per share                                                      $ 0.32          $ 0.26        $  0.58        $  0.48
                                                                             =========       =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                Six months ended  September 30,
                                                                                                  1999                 1998
                                                                                                ---------           ---------
                                                                                                         (Unaudited)
Net cash flows from operating activities:
     Net income                                                                                 $   1,257           $   1,120
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for possible loan losses                                                          450                 150
          Net decrease in mortgage loans held-for-sale                                                321                 586
          Gain on sale of loans                                                                         6                 (28)
          Depreciation and amortization                                                               155                 138
          Amortization of securities, net of accretion                                               (105)                  3
          Amortization of loan fees and discounts                                                       2                (282)
          Increase in accrued interest receivable                                                    (344)               (320)
          Increase (decrease) in prepaid expense and other assets                                    (475)                 70
          Increase in accrued expenses and other liabilities                                          570                 277
                                                                                                ---------           ---------
     Net cash provided (used) by operating activities                                               1,837               1,714
                                                                                                ---------           ---------

Net cash flows from investing activities:
          Maturities and principal repayments on investments held to maturity                         310               2,648
          Maturities and principal repayments on investments available for sale                     5,883               1,000
          Purchase of investments available for sale                                              (21,859)            (19,141)
          Purchase of Federal Home Loan Bank of Boston Stock                                       (3,000)               --
          Investment in bank owned life insurance                                                  (1,646)               --
          Net decrease (increase) in loans                                                        (60,313)            (32,196)
          Capital expenditures                                                                       (258)               (146)
                                                                                                ---------           ---------
     Net cash provided (used) for investing activities                                            (80,883)            (47,835)
                                                                                                ---------           ---------
Net cash flows from financing activities:
          Net deposit activity                                                                      7,420              (1,351)
          Proceeds from Federal Home Loan Bank advances                                           156,973              16,500
          Repayment of Federal Home Loan Bank advances                                            (98,239)             (5,000)
          Net increase in other borrowed funds                                                     12,338                 160
          Dividend on common stock                                                                   (278)               --
          Purchase of treasury stock                                                               (2,592)               --
                                                                                                ---------           ---------
     Net cash provided by financing activities                                                     75,622              10,309
                                                                                                ---------           ---------
Net decrease in cash and cash equivalents:                                                         (3,424)            (35,812)
          Cash and cash equivalents at beginning of period                                         10,107              49,513
                                                                                                ---------           ---------
          Cash and cash equivalents at end of period                                            $   6,683           $  13,701
                                                                                                =========           =========
Supplemental disclosure of cash flow information:
          Cash paid during period for:
          Interest                                                                              $   7,265           $   2,465
          Income taxes                                                                          $     830           $      78

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)



                                                          Additional  Accumulated     Other      Unearned
                                                Common      Paid-in    Retained   Comprehensive    ESOP       Treasury
                                                 Stock      Capital    Earnings   Income(Loss)    Shares        Stock
                                                ------------------------------------------------------------------------
Balance at March 31, 1997                       $    --     $    --     $19,091      $   383      $    --      $    --
  Net Loss                                           --          --      (1,751)          --           --           --
  Stock issued pursuant to initial common
    stock offering                                   23      45,245          --           --           --           --
  Issuance of 187,795 shares of common stock
    to The Bay State Federal Savings
      Charitable Foundation                           2       3,754          --           --           --           --
  Common Stock acquired by ESOP                      --          --          --           --       (4,056)          --
  Reduction in unearned ESOP shares charged
    to expense                                       --          --          --           --          405           --
  Appreciation in fair value of unearned ESOP
    shares charged to expense                        --         195          --           --           --           --
  Net Change in unrealized gain on available
    for sale securities                              --          --          --          283           --           --
                                                ------------------------------------------------------------------------
Balance at March 31, 1998                            25      49,194      17,340          666       (3,651)          --
  Net Income                                         --          --       2,234           --           --           --
  Net change in unrealized gain on available
    for sale securities, net of tax effect           --          --          --         (621)          --           --
       Comprehensive income                          --          --          --           --           --           --
  Purchase of treasury stock, 126,762 shares         --          --          --           --           --       (3,107)
  Dividends paid, $0.05 per share                    --          --        (111)          --           --           --
  Reduction in unearned ESOP shares charged
    to expense                                       --          --          --           --          419           --
  Appreciation in fair value of unearned ESOP
    shares charged to expense                        --          95          --           --           --           --
  Common stock acquired for stock-based
    Incentive plans                                  --          --          --           --           --           --
  Issuance of stock incentive plan shares            --         (12)         --           --           --           --
                                                ------------------------------------------------------------------------
Balance at March 31, 1999                       $    25     $49,277     $19,463      $    45      $(3,232)     $(3,107)
  Net Income                                         --          --       1,257           --           --           --
Net change in unrealized gain on available
  for sale securities, net of tax effect             --          --          --         (788)          --           --
     Comprehensive income                            --          --          --           --           --           --
  Purchase of treasury stock, 120,424 shares         --          --          --           --           --       (2,592)
  Dividends paid, $0.12 per share                    --          --        (278)          --           --           --
                                                ------------------------------------------------------------------------
Balance at September 30, 1999 (Unaudited)       $    25     $49,277     $20,442      $  (743)     $(3,232)     $(5,699)
                                                ========================================================================
                                                   Unearned
                                                 Stock-based
                                                  Incentive     Total
                                                    Plan     Stockholders'
                                                   Shares       Equity
                                                -----------------------
Balance at March 31, 1997                         $    --      $19,474
  Net Loss                                             --        1,751
  Stock issued pursuant to initial common
    stock offering                                     --       45,268
  Issuance of 187,795 shares of common stock
    to The Bay State Federal Savings
      Charitable Foundation                            --        3,756
  Common Stock acquired by ESOP                        --       (4,056)
  Reduction in unearned ESOP shares charged
    to expense                                         --          405
  Appreciation in fair value of unearned ESOP
    shares charged to expense                          --          195
  Net Change in unrealized gain on available
    for sale securities                                --          283
                                                -----------------------
Balance at March 31, 1998                              --       63,574
  Net Income                                           --           --
  Net change in unrealized gain on available
    for sale securities, net of tax effect             --           --
       Comprehensive income                            --        1,613
  Purchase of treasury stock, 126,762 shares           --       (3,107)
  Dividends paid, $0.05 per share                      --         (111)
  Reduction in unearned ESOP shares charged
    to expense                                         --          419
  Appreciation in fair value of unearned ESOP
    shares charged to expense                          --           95
  Common stock acquired for stock-based
    Incentive plans                                (2,269)      (2,269)
  Issuance of stock incentive plan shares              96           84
                                                -----------------------
Balance at March 31, 1999                         $(2,173)     $60,298
  Net Income                                           --           --
Net change in unrealized gain on available
  for sale securities, net of tax effect               --           --
     Comprehensive income                              --          469
  Purchase of treasury stock, 120,424 shares           --       (2,592)
  Dividends paid, $0.12 per share                      --         (278)
                                                -----------------------
Balance at September 30, 1999 (Unaudited)         $(2,173)     $57,897
                                                =======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

(1)  Organization

     Bay State Bancorp, Inc. ("Company" or "Bay State") was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Savings Bank ("Bank") as part of the Bank's conversion from a mutual form of organization to a stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). The Conversion, completed on March 29, 1998, resulted in the Company issuing an aggregate 2,535,232 shares of its common stock, par value $.01 per share. Prior to the Conversion, Bay State had not engaged in any material operations.

(2)  Accounting Principles

     The accompanying unaudited consolidated financial statements of Bay State have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended March 31, 1999 and Form 10-QSB for the period ended June 30, 1999, all of which were filed with the Securities and Exchange Commission.

(3)  Stock Repurchase Program

     On September 27, 1999 the Company announced it had received approval from the OTS to repurchase up to 5% of the Company's outstanding common stock, or 114,402 shares of its common stock. As of November 9, 1999 the Company has repurchased 27,400 shares of the 114,402 shares approved. This is the third repurchase program approved by the Board since becoming a public company in March of 1998.

Item 2 - Management's Discussion and Analysis or Plan of Operation

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filing with the SEC.

     The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

     Bay State, a savings and loan holding company, was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of the Bank as part of the Bank's conversion from a mutual to stock form of organization. The Bank is a federally chartered savings bank and is subject to regulation by the Office of Thrift Supervision.

     The Bank's business activities are concentrated in Eastern Massachusetts through five full service retail banking offices located in Norfolk and Suffolk Counties, Massachusetts. All retail banking activity is conducted through the banking offices. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Bank primarily makes residential first mortgages, commercial and multi-family real estate loans and to a lesser extent home equity lines of credit, consumer loans and residential construction loans. Lending operations, particularly loan originations, are conducted from the retail offices and at the point of sale. Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

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

Comparison of Financial Condition at September 30, 1999 and March 31, 1999

     Total assets at September 30, 1999 were $436.1 million, compared to $359.4 million at March 31, 1999, an increase of $76.7 million or 21.3%. Loans receivable increased $59.9 million, or 19.7%, primarily in multi-unit residential and commercial real estate loans, and to a lesser extent 1-4 family residential mortgages, which were originated and purchased. The increase in assets was funded mainly from an increase of $58.7 million, or 76.5% in Federal Home Loan Bank Advances, a $12.3 million, or 380.8% increase in other borrowed funds consisting mainly of federal funds purchased and repurchase agreements, and a $7.4 million, or 3.4% increase in deposits.

     Total stockholder's equity was $57.9 million, or 13.3% of total assets at September 30, 1999, a decrease of $2.4 million, or 4.0%, from the $60.3 million, or 16.8% of total assets at March 31, 1999. The change in equity was the result of the completion of a 5% stock repurchase program during the period and the reduction in market value of investment securities classified as available-for-sale, offset by an increase in retained earnings due to net income for the period. The Company's book value per share at September 30, 1999 was $27.28, compared to $26.88 at March 31, 1999.

Investments

     The company had short-term investments of $3.1 million at September 30, 1999, which consisted mainly of overnight deposits in the Federal Home Loan Bank of Boston, this represented a decrease of $3.3 million, or 51.4%, from the $6.4 million at March 31, 1999. Investment securities increased $14.5 million, or 57.5%, primarily due to increases in short-term agencies and various collateralized mortgage obligations. . The Company's investment portfolio at September 30, 1999 reflects a $743,000 net unrealized loss on available-for-sale securities, compared to an unrealized gain of $45,000 at March 31, 1999.

     The  following  tables show the  investment  securities  portfolios  at the
periods   presented.   The  amortized   cost  and  fair  value  of   investments
available-for-sale were:

                                               September 30, 1999                 March 31, 1999
                                            -------------------------         -------------------------
                                            Amortized          Fair           Amortized          Fair
                                              cost             value            cost             value
                                             -------          -------          -------          -------
                                                               (Dollars in thousands)
Investment securities
  Marketable equity securities               $ 9,676          $ 9,570          $ 9,525          $ 9,737
  Mortgage-backed securities                 $19,340          $18,894            5,371            5,391
  Trust preferred equity securities            4,968            4,965            2,506            2,521
  Corporate bonds and notes                    1,245            1,209            1,247            1,234
  Preferred stocks                             4,003            3,590            1,500            1,460
  Government agency securities                 1,000              978            4,000            4,007
                                             -------          -------          -------          -------
Total                                        $40,232          $39,206          $24,149          $24,350
                                             =======          =======          =======          =======

The amortized cost and fair value of investments held to maturity were:

                                                         September 30, 1999             March 31, 1999
                                                        ---------------------       ---------------------
                                                        Amortized       Fair        Amortized       Fair
                                                          cost          Value         cost          Value
                                                        ---------       -----       ---------       -----
                                                                          (In thousands)
Investment securities
Mortgage-backed  and mortgage-related securities          $644          $644          $956          $978
                                                          ----          ----          ----          ----
Total mortgage-backed and mortgage-related
  securities                                              $644          $644          $956          $978
                                                          ====          ====          ====          ====

Loans

     During the first six months of the fiscal year, loans receivable increased by $59.9 million, or 19.7%, as detailed below:

                                                  September 30,      % of total       March 31,        % of total
                                                      1999             Loans            1999             Loans
                                                    --------          --------        --------          --------
                                                                                  (Dollars in thousands)
Mortgage loans:
     Residential 1 - 4 family                       $190,401             51.29%       $168,786             54.62%
     Multi-family                                     73,572             19.82          57,744             18.69
        Commercial real estate                        86,184             23.22          67,806             21.94
     Construction and development                      9,526              2.57           5,494              1.78
                                                    --------          --------        --------          --------
           Total mortgage loans                      359,683             96.90         299,830             97.03
                                                    --------          --------        --------          --------
Commercial loans                                         225              0.06             500              0.16
                                                    --------          --------        --------          --------
Consumer loans:
     Equity lines                                      7,393              1.99           5,156              1.67
        Other consumer loans                           3,902              1.05           3,535              1.14
                                                    --------          --------        --------          --------
     Total loans                                     371,203            100.00%        309,021            100.00%
                                                                      ========                          ========
Deduct:
     Allowance for loan loss                           3,490                             3,027
         Undisbursed proceeds of construction
            and development loans in process           3,287                             1,424
     Deferred loan fees                                  199                               198
                                                    --------                          --------
Net loans receivable                                $364,227                          $304,372
                                                    ========                          ========

     At September 30, 1999 loans serviced for others was $22.5 million, compared to $22.6 million at March 31, 1999.

Asset Quality

     At September 30, 1999 non-performing assets totaled $2.0 million, an increase of $15,000, or 0.8%, from $2.0 million at March 31, 1999. Non-performing assets consist of all loans that are delinquent 90 days or more. The Bank had no real estate owned at September 30, 1999 or March 31, 1999. At September 30, 1999, non-performing assets represented 0.45% of total assets and 0.54% of loans receivable, compared to 0.55% and 0.64%, respectively, at March 31, 1999. The increase in non-performing assets was primarily in other loans which consists mainly of consumer loans.

     The  composition  of  non-performing   assets,   which  consist  solely  of
non-performing loans for the periods presented was:

                                                    September 30,      March 31,
                                                   1999       1998       1999
                                                  ------     ------     ------
                                                      (Dollars in thousands)

Non-accrual loans:
     One-to-four-family                           $  861     $  678     $  862
     Multi-family                                    279        281        280
     Commercial real estate                          774        740        745
     Construction and development                   --         --         --
     Equity lines                                   --         --           65
     Other                                            65         16         12
                                                  ------     ------     ------
                                                  $1,979     $1,715     $1,964
                                                  ======     ======     ======
Non-performing assets as a percentage of:

            Net loans receivable                    0.54%      0.67%      0.64%
            Total assets                            0.45       0.56       0.55

     The following represents the activity in the allowance for loan losses for the six months ended September 30, 1999:

                                             (In thousands)
     Balance at March 31, 1999                   $ 3,027
     Provision for loan losses                       450
     Losses charged to allowance                      (1)
     Recoveries                                       14
                                                 -------
     Balance at September 30, 1999               $ 3,490
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

Deposits and Borrowed Funds

     Deposits increased slightly during the six month period ended September 30, 1999 as detailed below:

                                     September 30,     % of total         March 31,       % of total
                                         1999           deposits            1999           deposits
                                     -------------     ----------         --------        ----------
                                                           (Dollars in thousands)
Regular savings accounts               $ 25,200           11.26%          $ 27,460           12.70
NOW accounts                             22,551           10.08             24,155           11.16
Money market accounts                    59,206           26.45             54,305           25.09
Non-interest bearing deposits             1,569            0.70                867            0.40
                                       --------          ------           --------          ------
                                        108,526           48.49            106,787           49.35
Term deposits                           115,291           51.51            109,610           50.65
                                       --------          ------           --------          ------
            Total deposits             $223,817          100.00%          $216,397          100.00%
                                       ========          ======           ========          ======

     During the period, FHLB advances increased $58.7 million, or 76.5%, as the Bank primarily utilized FHLB advances to fund asset growth. Other borrowed funds increased $12.3 million, or 380.8% consisting of federal funds purchased and repurchase agreements.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

General

     Consolidated net income for the three months ended September 30, 1999 totaled $673,000, or $0.32 per share, compared to $606,000, or $0.26 per share for the same period last year. This represents an increase of $67,000 or 11.1% in net income and a $0.06 or 23.1% increase in earnings per share.

Interest Income

     Interest income for the three months ended September 30, 1999 increased $2.0 million, or 36.3%, to $7.6 million, compared to $5.5 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets primarily funded by the increase in Federal Home Loan Bank Advances and other borrowings. The average balance of interest-earning assets increased from $280.8 million for the quarter ended September 30, 1998 to $399.4 million for the quarter ended September 30, 1999, an increase of $118.6 million, or 42.2%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of investment securities of $3.4 million, or 14.1%, an increase in loans, net, and mortgage-loans held for sale of $106.0 million or 43.6% and an increase in mortgage-backed and mortgage related securities of $19.1 million, or 1,074.1%. The increase in interest income was offset by the yield on interest-earning assets, which decreased 33 basis points to 7.56%.

Interest Expense

     Interest expense for the three months ended September 30, 1999 increased $1.5 million, or 59.0%, to $4.0 million compared to $2.5 million for the same period last year. The increase in interest expense was the result of a $130.2 million, or 58.3%, increase in the average balance of interest-bearing liabilities which increased from $223.3 million for the three months ended September 30, 1998 to $353.5 million for the three months ended September 30, 1999. A 2 basis point increase in the cost of funds to 4.49% also contributed to the increase. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of total borrowings of $116.0 million, or 599.8%.

Net interest income

     The table below shows the average balances, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the three months ended September 30,                             1999                                     1998
                                                    --------------------------------------    --------------------------------------
                                                                 Interest                                   Interest
                                                    Average      income/            Yield/     Average      income/           Yield/
                                                    balance      expense             rate      balance      expense            rate
                                                    --------     --------           ------    --------      -------            -----
                                                                      (Dollars in Thousands)
Assets
Interest-earning assets:
 Short-term investments                             $  2,123     $     25            4.80%    $ 12,010     $    177            5.90%
 Investment securities                                27,195          407            5.98       23,835          336            5.64
 Mortgage-backed and mortgage related
  securities                                          20,887          312            5.97        1,779           31            6.97
Loans and mortgage loans held-for-sale               349,173        6,807            7.80      243,192        4,998            8.22
                                                    --------     --------                     --------       ------
Total interest-earning assets                        399,378        7,551            7.56      280,816        5,542            7.89
                                                                 --------                                    ------
Non interest-earning assets                           27,306                                    11,305
                                                    --------                                  --------
  Total                                             $426,684                                  $292,121
                                                    ========                                  ========
Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                                      $ 23,695           66            1.12     $ 21,316           94            1.76
  Regular savings accounts                            25,438          125            1.96       27,153          166            2.45
  Money market accounts                               59,991          578            3.85       46,846          471            4.02
  Certificate accounts                               109,102        1,399            5.13      108,652        1,517            5.58
                                                    --------     --------                     --------       ------
Total interest-bearing deposits                      218,226        2,168            3.97      203,967        2,248            4.41
  Other Borrowings                                     7,505          107            5.73           --           --              --
  FHLB advances                                      127,811        1,690            5.23       19,337          246            4.98
                                                    --------     --------                     --------       ------
Total interest-bearing liabilities                   353,542        3,965            4.49      223,304        2,494            4.47
                                                                 --------                                    ------

  Demand deposits                                      1,526                                       610

  Other liabilities                                   13,586                                     4,147

  Equity                                              58,030                                    64,060
                                                    --------                                  --------
  Total                                             $426,684                                  $292,121
                                                    ========                                  ========
Net interest income                                              $  3,586                                    $3,048
                                                                 ========                                    ======
Interest rate spread                                                                 3.08%                                     3.43%
                                                                                     ====                                      ====
Net interest margin                                                                  3.59%                                     4.18%
                                                                                     ====                                      ====

     The Following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns.

                                          Quarters ended September 30,
                                                  1999 vs. 1998
                                     ------------------------------------------
                                          Change due to Increase (Decrease)
                                     ------------------------------------------
                                     Volume            Rate               Net
                                     -------          -------           -------
                                               (Dollars in thousands)

Interest income:
     Loans                           $ 2,051          $  (242)          $ $1,809
     Investments                         211              (11)              200
                                     -------          -------           -------
           Total                       2,262             (253)            2,009
                                     -------          -------           -------
Interest expense:
     Deposits                            134             (214)              (80)
     Borrowings                        1,434              117             1,551
                                     -------          -------           -------
           Total                       1,568              (97)            1,471
                                     -------          -------           -------
Net interest income                  $   694          $  (156)          $   538
                                     =======          =======           =======

Provision for Loan Losses

     Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for loan losses totaled $225,000 for the quarter ended September 30, 1999, compared to $100,000 for the same period last year. The increase in the provision reflects management's analysis of the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The increased level of provision is reflective of the increase in the overall size and mix of the loan portfolio during the period.

     At September 30, 1999 and March 31, 1999, the allowance for loan losses was $3.5 million and $3.0 million, respectively, which represents 176.4% of non-performing loans and 0.95% of total loans at September 30, 1999 compared to 154.1% of non-performing loans and 0.98% of total loans at March 31, 1999.

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

Non-interest income

     Total non-interest income increased $80,000, or 93.0%, to $166,000. Due to the purchase of Bank Owned Life Insurance, the implementation of the new debit card program and the new alternative investment services the bank offers, other income increased $88,000, compared to the same period last year.

Non-interest expense

     Total Non-interest expense was $2.5 million for the three months ended September 30, 1999, compared to $2.0 million for the same period last year, an increase of $483,000, or 24.1%. Total salaries and benefits increased $450,000, or 39.4%, the result of an increase of $193,000 in compensation expense associated with the funding of the company's stock-based benefit plans and a general increase in salaries and benefits due a increase in the number of employees over the same period last fiscal year. Advertising expense increased $18,000, or 32.7% primarily as a result of the development and introduction of new products and retail services, specifically the Bank's new debit card program and internet banking services.

Income Taxes

     Income taxes for the three months ended September 30, 1999 were $365,000 on pretax income of $1.0 million, for an effective rate of 35.2%, compared to $422,000 on pretax income of $1.0 million, for an effective rate of 41.0% for the same period last year. The lower effective tax rate for the current period is due various tax planning strategies implemented by the Company, specifically the purchase of non-taxable bank owned life insurance and the establishment of a Massachusetts securities corporation at the Bank level.

Comparison of Operating Results for the Six Months Ended September 30, 1999 and 1998

General

     Consolidated net income for the six months ended September 30, 1999 totaled $1.3 million, or $0.58 per share, compared to $1.1 million, or $0.48 per share, for the same period last year. This represents an increase of $137,000, or 12.2% in net income and a $0.10, or 20.8%, increase in earnings per share.

Interest Income

     Interest income for the six months ended September 30, 1999 increased $3.4 million, or 31.3%, to $14.4 million, compared to $11.0 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, specifically loans receivable. The average balance of interest-earning assets increased from $279.1 million for the six months ended September 30, 1998 to $379.2 million for the six months ended September 30, 1999, an increase of $100.1 million, or 35.8%. The increase in the average balance of interest-earning assets was primarily the net result of an increase in the average balance of investment securities and mortgage backed securities of $22.4 million, or 107.4%, an increase in loans, net, of $99.6 million, or 42.6%, offset by a decrease in short-term investments of $21.9 million, or 89.8%. The increase in interest income was offset by a 26 basis point decrease in the yield on interest-earning assets to 7.59%.

Interest Expense

     Interest expense for the six months ended September 30, 1999 increased $2.4 million, or 47.8%, to $7.3 million, compared to $5.0 million for the same period last year.

     The increase in interest expense was primarily due to a $111.0 million, or 50.0%, increase in the average balance of interest-bearing liabilities which increased from $222.1 million for the six months ended September 30, 1998 to $333.1 million for the six months ended September 30, 1999, offset by a decrease of 7 basis points in the cost of interest-bearing liabilities to 4.39%.

     The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of FHLB advances of $94.0 million, or 510.5%, and increase in the average balance of other borrowings of $4.8 million, or 100.0% and an increase in deposits of $12.2 million, or 6.0%.

Net interest income

     The table below shows the average balances, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the six months ended September 30,
                                                                       1999                                   1998
                                                       -----------------------------------     ----------------------------------
                                                                   Interest                                Interest
                                                       Average     income/          Yield/     Average     Income/         Yield/
                                                       balance     expense           rate      balance     expense          rate
                                                       --------    --------         ------    ---------    --------        ------
                                                                                  (Dollars in thousands)
Assets
Interest-earning assets:
 Short-term investments                                  $2,489         $59           4.77%     $24,411        $704           5.77%
 Investment securities                                   23,908         685           5.73       18,921         539           5.70
 Mortgage-backed and mortgage related
   securities                                            19,354         579           5.98        1,936          67           6.92
 Loans, net and mortgage loan held-for-sale             333,414      13,067           7.84      233,843       9,650           8.25
                                                       --------    --------                   ---------    --------
Total interest-earning assets                           379,165      14,390           7.59      279,111      10,960           7.85
                                                                   --------                                --------
Non interest-earning assets                              24,469                                  11,799
                                                       --------                               ---------
  Total                                                $403,634                                $290,910
                                                       ========                                ========
Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                                          $23,533         131           1.11%     $21,546         188           1.75
  Regular savings accounts                               25,950         261           2.01       27,890         340           2.44
  Money market accounts                                  58,109       1,111           3.82       42,709         921           4.31
  Certificate accounts                                  108,250       2,784           5.14      111,534       3,041           5.45
                                                       --------    --------                   ---------    --------
Total interest-bearing deposits                         215,842       4,287           3.97      203,679       4,490           4.41
  Other Borrowings                                        4,812         136           5.65         --          --             --
  FHLB advances                                         112,442       2,897           5.10       18,419         462           4.93
                                                       --------    --------                   ---------    --------
Total interest-bearing liabilities                      333,096       7,320           4.39      222,098       4,952           4.46
                                                                   --------                                --------
  Demand deposits                                         1,471                                    554
  Other liabilities                                      10,488                                  4,303
  Equity                                                 58,579                                 63,955
                                                       --------                               --------
  Total                                                $403,634                               $290,910
                                                       ========                               ========
Net interest income                                                  $7,070                                  $6,008
                                                                   ========                                ========
Interest rate spread                                                                  3.20%                                   3.39%
                                                                                  ========                                    ====
Net interest margin                                                                   3.73%                                   4.16%
                                                                                  ========                                    ====

     The Following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns.

                                           Six months ended September 30,
                                                   1999 vs. 1998
                                         Change due to Increase (Decrease)

                                     Volume            Rate               Net
                                     -------          -------           -------
                                              (Dollars in thousands)
Interest income:
     Loans                           $ 3,875          $  (458)          $ 3,417
     Investments                         122             (109)               13
                                     -------          -------           -------
           Total                       3,997             (567)            3,430
                                     -------          -------           -------
Interest expense:
     Deposits                            186             (389)             (203)
     Borrowings                        2,422              149             2,571
                                     -------          -------           -------
           Total                       2,608             (240)            2,368
                                     -------          -------           -------
Net interest income                  $ 1,389          $  (327)          $ 1,062
                                     =======          =======           =======

Provision for Loan Losses

     The provision for loan losses totaled $450,000 for the six months ended September 30, 1999, compared to $150,000 for the same period last year. The level of reserve provisions for the six months ended September 30, 1999 was made after an assessment of the composition of and growth in the loan portfolio. The Company plans to add to the provision for loan losses to support any loan portfolio expansion as considered necessary by management.

At September 30, 1999 and March 31, 1999, the allowance for loan losses was $3.5 million and $3.0 million, respectively, which represents 176.4% of non-performing loans and 0.95% of total loans at September 30, 1999 compared to 154.1% of non-performing loans and 0.98% of total loans at March 31, 1999.

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

Non-interest income

     Total non-interest income totaled $334,000 for the six months ended September 30, 1999, compared to $160,000 for the same period last year. Service charges on deposit accounts increased $11,000 due to the increased level of fees collected on transaction accounts. Gain on sale of loans decreased $22,000, or 78.6%, due to the decreased level of loans sold over the same period last year. Other income increased $185,000, primarily the result of income recognized on bank owned life insurance policies purchased by the Bank and income recognized from the new alternative investment services and insurance products being offered by the Bank.

Non-interest expense

     Total non-interest expense was $5.0 million for the six months ended September 30, 1999, compared to $4.1 million for the same period last year, an increase of $935,000, or 23.0%. Total salaries and benefits increased $873,000, or 37.5%, the result of an increase of $368,000 in compensation expense associated with the company's stock-based benefit plans and a general increase in salaries and benefits due to the increase in the number of employees compared to the same period last year. Occupancy and equipment expense totaled $543,000, compared to $497,000 for the same period last year, an increase of 9.3%. Advertising expense increased $40,000, or 39.6%, primarily as a result of the development and introduction of new deposit products and retail services. Data processing expense increased $9,000, or 7.4%, as a result of the increased number of deposit accounts serviced and the implementation of new retail deposit products. Other expenses decreased $34,000, or 3.6%, primarily as a result of last year's one-time expenses associated with the development of certain products and programs as part of the strategic planning for the future.

Income Taxes

     For the six months ended September 30, 1999 income taxes of $689,000 were provided on net income before tax of $1.9 million for an effective rate of 35.4%, compared to $825,000 on income before taxes of $1.9 million for an effective rate of 42.4%, for the same period last year. The lower effective tax rate for the current period is due to various tax planning strategies implemented by the Company, specifically the purchase of non-taxable bank owned life insurance and the establishment of a Massachusetts securities corporation at the Bank level.

Capital Adequacy

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

     At September 30, 1999 the Company's capital ratio was 13.28% of total assets. The Bank at September 30, 1999 had total capital of 9.75% and risk based capital of 17.28% (unaudited), as compared to 10.56% and 18.89% (unaudited) at June 30, 1999.

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

     At September 30, 1999 the Company and the Bank met all the capital adequacy requirements to which they are subject. As of September 30, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

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

     The following table sets forth the Bank's NPV as of June 30, 1999 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

      Change in
  Interest Rates in
    Basis Points                                       Net Portfolio Value                           NPV as % of Portfolio
    (Rate Shock)                                                                                        Value of Assets
                                                                                                       NPV
                                           Amount            $ Change           % Change              Ratio      Change(1)
                                          ---------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

300                                        $19,854          $ (15,496)           $ (44)                 5.48%     $ (377)
200                                         25,490             (9,860)             (28)                 6.90        (235)
100                                         30,813             (4,537)             (13)                 8.19        (106)
Static                                      35,350                 --               --                  9.25          --
(100)                                       38,908              3,558               10                 10.05          80
(200)                                       42,338              6,989               20                 10.80         155
(300)                                       46,039             10,689               30                 11.60         234


(1)  Expressed in basis points.

Liquidity

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At September 30, 1999 the Bank's liquidity ratio was 7.82%. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and available-for-sale securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and cash equivalents and available-for-sale securities totaled $45.9 million, or 10.53% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1999, the Bank had $135.5 million in advances outstanding from the FHLB, and at September 30, 1999, had an additional overall borrowing capacity from the FHLB of $59.4 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At September 30, 1999, the Company had commitments to originate loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totaling $22.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from September 30, 1999, totaled $72.0 million. The Company expects that substantially all of the maturing certificate accounts will be retained by the Company at maturity.

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

     The Company has completed the assessment phase. During this phase the Company identified all potential programs and applications that were date sensitive. The Company also assessed the various utility companies that it uses as to their readiness for Year 2000. The assessment phase also included an analysis of all hardware and software applications as well as vendor identification. The various applications identified were then prioritized in consideration of their overall importance of use to the Company. Correspondence was sent to all vendors inquiring into their applications Year 2000 compliance. For a number of applications, the correction, testing and vendor certification and implementation has been completed. For all priority applications, the Company is continuing to ensure compliance by continuing to follow up with vendors for Year 2000 certification. At this point in time, the Company has completed the correction/replacement, testing and implementation phases of the process.

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

     The third-party vendor for the Bank's banking applications has completed the final stages of modifying and upgrading its ancillary computer applications to ensure Year 2000 compliance. The Bank has completed the testing and implementation phases and the system is Year 2000 compliant. The Company's accounting software and applications are Year 2000 compliant.

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

     The Company has expensed approximately $65,000 to replace and upgrade existing software for Year 2000 compliance. In addition, the Company purchased a new accounting system, which is Year 2000 compliant. The cost of this system was approximately $75,000 and was capitalized and will be depreciated over its expected useful life.

     Additional expenses will be incurred during the remainder of the year to meet Year 2000 compliance; however, at this time these expenses are not expected to be material in nature.

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

*    Incorporated   herein  by   reference   from  the  exhibits  to  Form  SB-2
     registration as amended, Registration No. 333-40115

** Incorporated herein by reference to the Form 10-QSB as filed with the Securities and Exchange Commission on December 31, 1998.

          (b)  Reports on Form 8-K

               (i)  None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Bay State Bancorp, Inc.


November 10, 1999                   \s\ John F. Murphy
--------------------------          ------------------
Date                                John F. Murphy
                                    Chairman, President, and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


November 10, 1999                   \s\ Michael O. Gilles
--------------------------          ---------------------
Date                                Michael O. Gilles
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)