Form 10QSB
period 1999-12-31
BAY STATE BANCORP INC
filed 2000-02-14
CIK 1048767

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.|X| Yes |_| No

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of February 11, 1999 was 2,021,946.

Transitional Small Business Disclosure Format                     |_| Yes |X| No

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION ...................................................................   1
  Item 1 - Consolidated Financial Statements .....................................................   1
    Consolidated Balance Sheets - December 31, 1999 (unaudited) and March 31, 1999 ...............   1
    Consolidated Income Statements - Three and nine months ended December 31, 1999 and 1998
    (unaudited) ..................................................................................   2
    Consolidated Statements of Cash Flows - Nine months ended December 31, 1999 and 1998
    (unaudited) ..................................................................................   3
    Consolidated Statements of Changes in Stockholders' Equity - Nine months ended
    December 31, 1999 (unaudited) ................................................................   4
    Notes to Consolidated Financial Statements for the Period Ended December 31, 1999 ............   5
  Item 2 - Management's Discussion and Analysis or Plan of Operation .............................   6

PART II - OTHER INFORMATION ......................................................................  19
  Item 1 - Legal Proceedings .....................................................................  19
  Item 2 - Changes in Securities .................................................................  19
  Item 3 - Defaults Upon Senior Securities .......................................................  19
  Item 4 - Submission of Matters to a Vote of Security Holders ...................................  19
  Item 5 - Other Information .....................................................................  19
  Item 6 - Exhibits and Reports on Form 8-K ......................................................  19

  SIGNATURES .....................................................................................  20
  EXHIBITS .......................................................................................  21
    Computation of per share earnings - Exhibit 11 ...............................................  21
    Financial Data Schedule - Exhibit 27 .........................................................  22

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                 December 31,           March 31,
                                                                                    1999                   1999
                                                                                  ---------             ---------
ASSETS                                                                           (Unaudited)
Cash and due from banks                                                           $   5,711             $   3,738
Short-term investments                                                                1,098                 6,369
Investment in available-for-sale securities (at fair value)                          33,093                24,350
Investments in held-to-maturity securities (fair values of $595 as                      596                   956
of December 31, 1999 and $978 as of March 31, 1999)
Stock in Federal Home Loan Bank of Boston                                             7,798                 3,850
Mortgage loans held-for-sale                                                             --                   321
Loans receivable, net                                                               382,612               304,372
Accrued interest receivable                                                           2,317                 1,920
Premises and equipment, net                                                           2,827                 2,564
Deferred tax asset, net                                                               3,279                 2,728
Investment in bank owned life insurance                                               7,784                 6,054
Other assets                                                                          2,839                 2,182
                                                                                  ---------             ---------
                Total assets                                                      $ 449,954             $ 359,404
                                                                                  =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                                 $ 222,622             $ 216,397
         Federal Home Loan Bank Advances                                            154,403                76,751
         Other borrowed funds                                                        13,078                 3,240
         Accrued expenses and other liabilities                                       3,974                 2,718
                                                                                  ---------             ---------
                 Total liabilities                                                $ 394,077             $ 299,106
                                                                                  ---------             ---------
Stockholders' equity:
         Common stock, par value $.01 per share,
                 2,535,232 shares issued                                                 25                    25
         Additional paid-in capital                                                  49,228                49,277
         Retained earnings                                                           20,985                19,463
         Accumulated other comprehensive income                                        (940)                   45
         Less: Unearned ESOP shares                                                  (3,232)               (3,232)
                 Unearned 1998 Stock-Based Incentive Plan                            (1,756)               (2,173)
                 Treasury stock, 387,586 and 126,762 shares                          (8,433)               (3,107)
                                                                                  ---------             ---------
                   Total stockholders' equity                                        55,877                60,298
                                                                                  ---------             ---------
                   Total liabilities and stockholders' equity                     $ 449,954             $ 359,404
                                                                                  =========             =========

Equity-to-asset ratio                                                                 12.42%                16.78%

Book value per share
                                                                                  $ 28.19             $ 26.88

        The accompanying notes are an integral part of these consolidated financial statements.

                                      Bay State Bancorp, Inc. and Subsidiaries
                                           Consolidated Income Statements
                                        (In thousands, except per share data)

                                                                              Three months ended              Nine months ended
                                                                                 December 31,                    December 31,
                                                                          --------------------------      --------------------------
                                                                             1999            1998            1999            1998
                                                                          ----------      ----------      ----------      ----------
Interest income:                                                                   Unaudited                    Unaudited
                                                                                   ---------                    ---------
   Loans                                                                  $    7,364      $    5,551      $   20,431      $   15,201
   Investments                                                                   728             500           2,051           1,809
                                                                          ----------      ----------      ----------      ----------
      Total interest income                                                    8,092           6,051          22,482          17,010
                                                                          ----------      ----------      ----------      ----------
Interest expense:
   Deposits                                                                    2,243           2,199           6,530           6,689
   Borrowed funds                                                              2,141             580           5,174           1,042
                                                                          ----------      ----------      ----------      ----------
      Total interest expense                                                   4,384           2,779          11,704           7,731
                                                                          ----------      ----------      ----------      ----------
      Net interest income before provision for loan losses                     3,708           3,272          10,778           9,279
Provision for loan losses                                                        200             260             650             410
                                                                          ----------      ----------      ----------      ----------
      Net interest income after provision for loan losses                      3,508           3,012          10,128           8,869
                                                                          ----------      ----------      ----------      ----------
Non-interest income:
   Service charges on deposit accounts                                            69              70             211             202
   Gain on sale of loans                                                           1              17               7              46
   Other income                                                                  115              --             301              --
                                                                          ----------      ----------      ----------      ----------
      Total non-interest income                                                  185              87             519             248
                                                                          ----------      ----------      ----------      ----------
      Income before non-interest expense and income taxes                      3,693           3,099          10,647           9,117
                                                                          ----------      ----------      ----------      ----------
Non-interest expense:
   Salaries and employee benefits                                              1,660           1,448           4,864           3,780
   Occupancy and equipment expense                                               291             253             835             750
   Federal deposit insurance premiums                                             33              32              97              95
   Advertising                                                                   150              62             291             162
   Data processing                                                                69              63             200             185
   Other expenses                                                                375             316           1,299           1,275
                                                                          ----------      ----------      ----------      ----------
      Total non-interest expense                                               2,578           2,174           7,586           6,247
                                                                          ----------      ----------      ----------      ----------
      Income before income taxes                                               1,115             925           3,061           2,870
Income tax expense                                                               392             378           1,081           1,203
                                                                          ----------      ----------      ----------      ----------
      Net income                                                          $      723      $      547      $    1,980      $    1,667
                                                                          ==========      ==========      ==========      ==========
Comprehensive net income                                                  $      526      $      714      $      995      $    1,229
                                                                          ==========      ==========      ==========      ==========

Weighted average common and common equivalent shares
outstanding                                                                2,089,515       2,317,682       2,136,773       2,340,982
                                                                          ==========      ==========      ==========      ==========
Basic earnings per share                                                  $     0.35      $     0.24      $     0.93      $     0.71
                                                                          ==========      ==========      ==========      ==========
Diluted earnings per share                                                $     0.35      $     0.23      $     0.93      $     0.71
                                                                          ==========      ==========      ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                Nine months ended December 31,
                                                                                                ------------------------------
                                                                                                    1999             1998
                                                                                                  ---------       ---------
                                                                                                         (Unaudited)
Net cash flows from operating activities:
         Net income                                                                               $   1,980       $   1,667
         Adjustments  to reconcile  net income to net cash provided by operating activities:
                 Earned stock based incentive plan                                                      368              --
                 Provision for possible loan losses                                                     650             410
                 Net decrease (increase) in mortgage loans held-for-sale                                321            (822)
                 (Gain) loss on sale of loans                                                             7             (46)
                 Depreciation and amortization                                                          237             232
                 Amortization of securities, net of accretion                                          (150)              6
                 Amortization of loan fees and discounts                                                (34)           (235)
                 Increase in accrued interest receivable                                               (397)           (454)
                 Increase in prepaid expense and other assets                                          (518)         (3,801)
                 Increase in other liabilities                                                        1,255             676
                                                                                                  ---------       ---------
         Net cash provided by (used in) operating activities                                          3,719          (2,367)
                                                                                                  ---------       ---------
Net cash flows from investing activities:
                 Maturities and principal repayments on investments held to maturity                    358           2,969
                 Maturities and principal repayments on investments available for sale               12,821           5,217
                 Purchase of investments available for sale                                         (22,948)        (25,391)
                 Purchase of Federal Home Loan Bank of Boston Stock                                  (3,948)         (1,367)
                 Distribution to Rabbi Trust                                                           (138)           (400)
                 Investment in bank owned life insurance                                             (1,730)             --
                 Net increase in loans                                                              (78,863)        (56,858)
                 Capital expenditures                                                                  (500)           (258)
                                                                                                  ---------       ---------
         Net cash used in investing activities                                                      (94,948)        (76,088)
                                                                                                  ---------       ---------
Net cash flows from financing activities:
                 Net deposit activity                                                                 6,225           5,387
                 Proceeds of borrowings                                                             220,113          49,965
                 Repayment of borrowings                                                           (142,461)         (5,516)
                 Net increase in other borrowed funds                                                 9,838           2,464
                 Purchase of stock for stock-based incentive plans                                       --          (2,269)
                 Dividend on common stock                                                              (458)             --
                 Purchase of treasury stock                                                          (5,326)         (3,107)
                                                                                                  ---------       ---------
         Net cash provided by financing activities                                                   87,931          46,924
                                                                                                  ---------       ---------
Net decrease in cash and cash equivalents:                                                           (3,298)        (31,531)
Cash and cash equivalents at beginning of period                                                     10,107          49,513
                                                                                                  ---------       ---------
Cash and cash equivalents at end of period                                                        $   6,809       $  17,982
                                                                                                  =========       =========
Supplemental disclosure of cash flow information:
         Cash paid during period for:
                 Interest                                                                         $  11,682       $   7,730
                 Income taxes                                                                     $   1,349       $   1,089

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                                                                                                             Unearned       Total
                                                Additional  Accumulated    Other      Unearned              Stock-based     Stock-
                                        Common    Paid-in     Retained  Comprehensive   ESOP     Treasury    Incentive     holders'
                                         Stock    Capital     Earnings     Income      Shares      Stock    Plan Shares     Equity
                                       -------------------------------------------------------------------------------------------
Balance at March 31, 1997              $     --   $     --    $ 19,091    $    383    $     --    $     --    $     --    $ 19,474
  Net Loss                                   --         --      (1,751)         --          --          --          --      (1,751)
  Stock issued pursuant to
    initial common stock offering            23     45,245          --          --          --          --          --      45,268
  Issuance of 187,795 shares of
    common stock to The Bay State
    Federal Savings Charitable
    Foundation                                2      3,754          --          --          --          --          --       3,756
  Common Stock acquired by ESOP              --         --          --          --      (4,056)         --          --      (4,056)
  Reduction in unearned ESOP
    shares charged to expense                --         --          --          --         405          --          --         405
  Appreciation in fair value of
    unearned ESOP Shares charged
    to expense                               --        195          --          --          --          --          --         195
  Net Change in unrealized gain
    on available for sale securities         --         --          --         283          --          --          --         283
                                       -------------------------------------------------------------------------------------------
Balance at March 31, 1998                    25     49,194      17,340         666      (3,651)         --          --      63,574
  Net Income                                 --         --       2,234          --          --          --          --          --
  Net change in unrealized gain
    on available for sale
    securities, net of                       --         --          --        (621)         --          --          --          --
    tax effect
      Comprehensive income                   --         --          --          --          --          --          --       1,613
  Purchase of treasury stock,
    126,762 shares                           --         --          --          --          --      (3,107)         --      (3,107)
  Dividends paid, $0.05 per
    share                                    --         --        (111)         --          --          --          --        (111)
  Reduction in unearned ESOP
    shares charged to expense                --         --          --          --         419          --          --         419
  Appreciation in fair value of
    unearned ESOP shares
    charged to expense                       --         95          --          --          --          --          --          95
  Common stock acquired for
    stock-based Incentive plans              --         --          --          --          --          --      (2,269)     (2,269)
  Issuance of stock incentive
    plan shares                              --        (12)         --          --          --          --          96          84
                                       -------------------------------------------------------------------------------------------
Balance at March 31, 1999              $     25   $ 49,277    $ 19,463    $     45    $ (3,232)   $ (3,107)   $ (2,173)     60,298
  Net Income                                 --         --       1,980          --          --          --          --          --
  Net change in unrealized gain
    on available for sale
    securities, net of tax effect            --         --          --        (985)         --          --          --          --
      Comprehensive income                   --         --          --          --          --          --          --         995
  Purchase of treasury stock,
    260,824 shares                           --         --          --          --          --      (5,326)         --      (5,326)
  Dividends paid, $0.20 per
    share                                    --         --        (458)         --          --          --          --        (458)
  Issuance of stock incentive
    plan shares                              --        (49)         --          --          --          --         417         368
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 1999
  (Unaudited)                          $     25   $ 49,228    $ 20,905    $   (940)   $ (3,232)   $ (8,433)   $ (1,756)   $ 55,877
                                       ===========================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 1999

(1)  Organization

     Bay State Bancorp, Inc. (the "Company" or "Bay State") was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Savings Bank (the "Bank") as part of the Bank's conversion from a mutual form of organization to a stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Conversion, completed on March 29, 1998, resulted in the Company issuing an aggregate 2,535,232 shares of its common stock, par value $.01 per share. Prior to the Conversion, Bay State had not engaged in any material operations.

(2)  Accounting Principles

     The accompanying unaudited consolidated financial statements of Bay State Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-KSB for the period ended March 31, 1999, and Form 10-QSB for the periods ended June 30, 1999 and September 30, 1999, filed with the Securities and Exchange Commission.

(3)  Stock Repurchase Program

     During the quarter ended December 31, 1999, the Company completed the repurchase of 5% of its outstanding common stock, or 114,402 shares, at an average price of $19.45 per share. This third repurchase program reduced the Company's outstanding shares to 2,173,644. Also, on December 21, 1999 the company announced that it had requested and received approval from the OTS to purchase an additional 10%, or 217,364, of its outstanding common stock. Subject to provisions established by the OTS, this repurchase program must be completed by March 28, 2000. Upon completion of this repurchase the company will have repurchased approximately 25% of its common stock since becoming a public company in March of 1998. As of February 11, 2000 the company had repurchased 151,698 shares of the 10% repurchase program, at an average price of $18.75.

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

General

     Bay State, a savings and loan holding company, was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of the Bank as part of the Bank's conversion from a mutual to stock form of organization. The Bank is a federally chartered savings bank and is subject to regulation by the OTS.

     The Bank's business activities are concentrated in Eastern Massachusetts through six full service retail banking offices located in Norfolk and Suffolk Counties, Massachusetts. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Bank primarily makes residential first mortgages, commercial and multi-family real estate loans and to a lesser extent home equity lines of credit, consumer loans and residential construction loans. Lending operations, particularly loan originations are conducted from the retail offices and at the point of sale. Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

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

Comparison of Financial Condition at December 31, 1999 and March 31, 1999

     Total assets at December 31, 1999 were $450.0 million, compared to $359.4 million at March 31, 1999, an increase of 25.2%. Loans receivable increased $78.2 million, or 25.7%, primarily in multi-family residential and commercial real estate loans and to a lesser extent 1-4 family residential mortgages, which were originated and purchased. The increase in assets was funded from an increase of $77.7 million, or 101.2%, in Federal Home Loan Bank advances, an increase in Other Borrowed Funds totaling $9.8 million, or 303.6% and an increase in deposits of $6.2 million, or 2.9%.

     Total stockholder's equity was $55.9 million, or 12.42% of total assets, at December 31, 1999, a decrease of $4.4 million, or 7.3%, from the $60.3 million, or 16.8% of total assets, at March 31, 1999. The change in equity was the result of the net income for the period, offset by a reduction in capital from the completion of a 5% stock repurchase program during the period and the reduction in the market value of investment securities classified as available for sale. The Company's book value per share at December 31, 1999 was $28.19, compared to $26.88 at March 31, 1999.

Investments

     Short-term investments of $1.1 million at December 31, 1999, consisted of overnight deposits in the Federal Home Loan Bank of Boston and the Bank Investment Fund, a decrease of $5.3 million, or 82.8%, from the $6.4 million at March 31, 1999. Investment securities increased $8.4 million, or 33.2%, primarily in investment securities available for sale and mortgage-backed securities. The net increase in total investments was $3.1 million.

     The Company's investment portfolio at December 31, 1999 reflects a $940,000 net unrealized loss on available-for-sale securities, compared to an unrealized gain of $45,000 at March 31, 1999.

     The tables below show the investment securities portfolios at the periods presented: The amortized cost and fair value of investments available-for-sale.

                                            December 31, 1999            March 31, 1999
                                         ----------------------      ----------------------

                                         Amortized       Fair        Amortized       Fair
                                           Cost          Value         Cost          Value
                                          -------       -------       -------       -------
                                                           (In thousands)
Investment securities
  Marketable equity securities            $ 9,755       $ 9,490       $ 9,525       $ 9,737
  Mortgage-backed securities               18,167        17,706         5,371         5,391
  Trust preferred equity securities            --            --         2,506         2,521
  Corporate bonds and notes                   495           476         1,247         1,234
  Preferred stocks                          4,002         3,447         1,500         1,460
  Government agency securities              2,010         1,974         4,000         4,007
                                          -------       -------       -------       -------
Total                                     $34,429       $33,093       $24,149       $24,350
                                          =======       =======       =======       =======

     The   amortized   cost  and   estimated   market   values  of   investments
held-to-maturity were:

                                                    December 31, 1999       March 31, 1999
                                                    -----------------       --------------

                                                    Amortized    Fair     Amortized     Fair
                                                       Cost      Value       Cost       Value
                                                       ----       ----       ----       ----
                                                                  (In thousands)
Investment securities
Mortgage-backed  and mortgage-related securities       $596       $595       $956       $978
                                                       ----       ----       ----       ----
Total Mortgage-backed and mortgage related
  Securities                                           $596       $595       $956       $978
                                                       ====       ====       ====       ====

Loans

     During the first nine months of the fiscal year, net loans receivable increased by $78.2 million, or 25.7%, as detailed below:

                                                 December 31,   % of total     March 31,     % of total
                                                     1999          Loans         1999           Loans
                                                   --------       --------     --------       --------
                                                                 (Dollars in thousands)
Mortgage loans:
     Residential 1 - 4 family                      $196,210          50.49%    $168,786          54.62%
     Multi-family                                    77,294          19.89       57,744          18.69
          Commercial real estate                     91,895          23.64       67,806          21.94
     Construction and development                    10,276           2.64        5,494           1.78
                                                   --------       --------     --------       --------
               Total mortgage loans                 375,675          96.66      299,830          97.03
                                                   --------       --------     --------       --------
Commercial loans                                        225           0.06          500           0.16
                                                   --------       --------     --------       --------
Consumer loans:
     Equity lines                                     8,198           2.11        5,156           1.67
          Other consumer loans                        4,547           1.17        3,535           1.14
                                                   --------       --------     --------       --------
     Total loans                                    388,645         100.00%     309,021         100.00%
                                                                  ========                    ========

Deduct:
     Allowance for loan loss                          3,691                       3,027
          Undisbursed proceeds of construction
               and development loans in process       2,178                       1,424
     Deferred loan fees                                 164                         198
                                                   --------                    --------
Net loans receivable                               $382,612                    $304,372
                                                   ========                    ========

     At December 31, 1999 loans serviced for others was $23.2 million compared to $22.6 million at March 31, 1999.

Asset Quality

         At December 31, 1999 non-performing assets totaled $1.8 million, a decrease of $200,000, or 8.4%, from $2.0 million at March 31, 1999. Non-performing assets consist of all loans that are delinquent 90 days or more. The Bank had no other real estate owned at December 31, 1999 or March 31, 1999. At December 31, 1999, non-performing assets represented 0.40% of total assets and 0.47% of loans receivable net, compared to 0.55% and 0.64%, respectively, at March 31, 1999. The decrease in non-performing assets was primarily the result of certain, previously non-performing loans being brought current and the repayment of two delinquent loans.

         The composition of non-performing assets, which consist solely of non-performing loans for the periods presented was:

                                                  December 31,         March 31,
                                               1999         1998         1999
                                              ------       ------       ------
                                                   (Dollars in thousands)

Non-accrual loans:
         One-to-four-family                   $  915       $  862       $  862
         Multi-family                             --          280          280
         Commercial real estate                  792          742          745
         Construction and development             --           --           --
         Equity lines                             65           --           65
         Other                                    28           14           12
                                              ------       ------       ------
                                              $1,800       $1,898       $1,964
                                              ======       ======       ======

Non-performing assets as a percentage of:
         Loans receivable, net                  0.47%        0.89%        0.64%
         Total assets                           0.40         0.80         0.55

     The following represents the activity in the allowance for loan losses for the nine months ended December 31, 1999:

                                                 (In thousands)

     Balance at March 31, 1999                       $ 3,027
     Provision for loan losses                           650
     Losses charged to allowance                          (1)
     Recoveries                                           15
                                                     -------
     Balance at December 31, 1999                    $ 3,691
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

Deposits and Borrowed Funds

     Deposits increased slightly during the nine month period ending December 31, 1999, as detailed below:

                                December 31, % of total    March 31,  % of total
                                    1999      deposits       1999      deposits
                                  --------    --------     --------    --------
                                              (Dollars in thousands)

Regular savings accounts          $ 25,095      11.27%     $ 27,460      12.70%
NOW accounts                        22,035       9.90        24,155      11.16
Money market accounts               59,402      26.68        54,305      25.09
Non-interest bearing deposits        2,049       0.92           867       0.40
                                  --------     ------      --------     ------
                                   108,581      48.77       106,787      49.35
Term deposits                      114,041      51.23       109,610      50.65
                                  --------     ------      --------     ------
         Total deposits           $222,622     100.00%     $216,397     100.00%
                                  ========     ======      ========     ======

     During the period, FHLB advances increased $77.6 million, or 101.1%, as the Bank took advantage of competitive pricing to fund asset growth.

Comparison of Operating Results for the Three Months ended December 31, 1999 and 1998

General

     Consolidated net income for the three months ended December 31, 1999 totaled $723,000, or $0.35 per share, compared to $547,000, or $0.24 per share, for the same period last year. This represents an increase of $176,000, or 32.2%, in net income and a $0.11 or 45.8% increase in earnings per share.

Interest Income

     Interest income for the three months ended December 31, 1999 increased $2.0 million, or 33.7%, to $8.1 million, compared to $6.1 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, increased from $316.3 million for the quarter ended December 31, 1998 to $420.1 million for the quarter ended December 31, 1999, an increase of $103.8 million, or 32.8%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of loans, net of $94.0 million, or 33.7%, and an increase in mortgage-backed and mortgage related securities of $15.0 million, or 276.8%. The yield on interest-earning assets increased 6 basis points to 7.71%.

Interest Expense

     Interest expense for the three months ended December 31, 1999 increased $1.6 million, or 57.8%, to $4.4 million compared to $2.8 million for the same period last year. The increase in interest expense was the net result of a $120.6 million, or 47.1%, increase in the average balance of interest-bearing liabilities which increased from $256.0 million for the three months ended December 31, 1998 to $376.6 million for the three months ended December 31, 1999, offset by a increase of 32 basis points in the cost of funds to 4.66%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $14.7 million, or 7.1% and the average balance of FHLB advances and other borrowings of $105.9 million, or 216.9%.

Net interest income

         The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the three months ended December 31,                  1999                                       1998
                                            --------------------------------          ----------------------------------
                                                       Interest                                   Interest
                                            Average     income/       Yield/           Average     income/       Yield/
                                            balance     expense        rate            balance     expense        rate
                                            -------     -------        ----            -------     -------        ----
Assets                                                               (Dollars in thousands)

Interest-earning assets:

Short-term investments                     $  1,055     $     14       5.31%          $  9,718     $    102       4.20%
Investment securities                        25,274          370       5.86             21,813          321       5.89
Mortgage backed & related securities         20,447          344       6.73              5,426           77       5.68
Loans and mortgage loans held-for-sale      373,283        7,364       7.89            279,309        5,551       7.95
                                           --------     --------                      --------     --------
Total interest-earning assets               420,059        8,092       7.71            316,266        6,051       7.65
                                                        --------                                   --------
Non interest-earning assets                  25,528                                      7,278
                                           --------                                   --------
  Total                                    $445,587                                   $323,544
                                           ========                                   ========

Liabilities and Equity

Interest-bearing liabilities:
  NOW accounts                             $ 23,043     $     65       1.13%          $ 22,451           76       1.35
  Regular savings accounts                   24,693          125       2.02             26,664          137       2.06
  Money market accounts                      59,187          570       3.85             49,561          483       3.90
  Certificate accounts                      114,911        1,483       5.16            108,474        1,503       5.54
                                           --------     --------                      --------     --------
Total interest-bearing deposits             221,834        2,243       4.04            207,150        2,199       4.25
                                           --------     --------                      --------     --------
  FHLB advances                             144,547        1,999       5.43             48,830          580       4.75
  Other Borrowings                           10,169          142       5.58                 --           --         --
                                           --------     --------                      --------     --------   --------
Total interest-bearing liabilities          376,550        4,384       4.66            255,980        2,779       4.34
                                                        --------                                   --------
  Demand deposits                             1,884                                        715
  Other liabilities                           9,691                                      4,878
  Equity                                     57,462                                     61,971
                                           --------                                   --------
  Total                                    $445,587                                   $323,544
                                           ========                                   ========
Net interest income                                     $  3,708                                   $  3,272
                                                        ========                                   ========
Interest rate spread                                                   3.05%                                      3.31%
                                                                   ========                                   ========
Net interest margin                                                    3.53%                                      4.14%
                                                                   ========                                   ========

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

                                                Quarters ended December 31,
                                                      1999 vs. 1998
                                           -------------------------------------
                                             Change due to Increase (Decrease)
                                           -------------------------------------
                                           Volume          Rate             Net
                                           ------         ------          ------
                                                      (In thousands)
Interest income:
         Loans                             $1,854         $  (41)         $1,813
         Investments                          180             48             228
                                           ------         ------          ------
              Total                         2,034              7           2,041
                                           ------         ------          ------
Interest expense:
         Deposits                             213           (169)             44
         Borrowings                         1,309            252           1,561
                                           ------         ------          ------
              Total                         1,522             83           1,605
                                           ------         ------          ------
Net interest income                        $  512         $  (76)         $  436
                                           ======         ======          ======

Provision for Loan Losses

     Provisions for possible loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for possible loan losses totaled $200,000 for the quarter ended December 31, 1999, compared to $260,000 for the same period last year. The provision reflects management's analysis of the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The level of provision is reflective of the increase in the overall size and mix of the loan portfolio during the period.

     At December 31, 1999 and March 31, 1999, the allowance for loan losses was $3.7 million and $3.0 million, respectively, which represents 205.1% of non-performing loans and 0.96% of total loans at December 31, 1999 compared to 154.1% of non-performing loans and 0.98% of total loans at March 31, 1999.

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

Non-interest income

     Total non-interest income increased $98,000, or 112.6%, to $185,000, primarily due to the purchase of Bank Owned Life Insurance, the implementation of the new debit card program and the new alternative investment services the bank offers.

Non-interest expense

     Total non-interest expense was $2.6 million for the quarter ended December 31, 1999, compared to $2.2 million for the same period last year, an increase of 18.6%. Total salaries and benefits increased $212,000, or 14.6% primarily a result in a general increase in salaries and benefits due primarily to the increased number of employees compared to the same quarter last year. Occupancy and equipment expense totaled $291,000 compared to $253,000 for the same period last year, an increase of 15.0%, primarily from the increased level of depreciation on building and leasehold improvements. Advertising expense totaled $150,000 compared to $62,000 for the same period last year, an increase of 141.9%, primarily as a result of the development and introduction of new deposit products and retail services. Data processing expense increased $6,000, or 9.5% as a result of the increased number of deposit accounts serviced and the implementation of new retail deposit products. Other expenses increased $59,000, or 18.7%, primarily as a result of increases in general expenses associated with the normal course of business.

Income Taxes

     Income taxes for the three months ended December 31, 1999 were $392,000 on pretax income of $1.1 million, for an effective rate of 35.16%, compared to $378,000 on pretax income of $925,000, for an effective rate of 40.86% for the same period last year. The effective tax rate for the current period is lower than the prior periods due to various tax planning strategies implemented by the Company, specifically the purchase of non-taxable life insurance products and the establishment of a Massachusetts securities corporation at the Bank level.

Comparison of Operating Results for the Nine Months ended December 31, 1999 and 1998

General

     Consolidated net income for the nine months ended December 31, 1999 totaled $1,980,000, or $0.93 per share, compared to $1,667,000, or $0.71 per share for the same period last year. This represents an increase of $313,000 or 18.8%, in net income, and a 31.0% increase in earnings per share, over the same period last year.

Interest Income

     Interest income for the nine months ended December 31, 1999 increased $5.5 million or 32.2%, to $22.5 million, compared to $17.0 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, which increased from $291.5 million for the nine months ended December 31, 1998 to $392.8 million for the nine months ended December 31, 1999, an increase of $101.3 million, or 34.8%. The increase in the average balance of interest-earning assets was primarily the net result of an increase in the average balance of investment securities of $4.5 million, or 22.5%, an increase in loans, net, of $97.7 million or 39.2%, an increase in mortgage backed and mortgage related securities of $16.6 million or 536.1%, offset by a decrease in short term investments of $17.5 million, or 89.7%. The yield on interest-earning assets decreased 15 basis points to 7.63%.

Interest Expense

     Interest expense for the nine months ended December 31, 1999 increased $4.0 million, or 51.4%, to $11.7 million, compared to $7.7 million for the same period last year. The increase in interest expense was primarily due to a $114.2 million, or 48.9%, increase in the average balance of interest-bearing liabilities which increased from $233.4 million for the nine months ended December 31, 1998 to $347.6 million for the nine months ended

December 31, 1999, offset by an increase of 7 basis points in the cost of interest-bearing liabilities to 4.49%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $13.0 million, or 6.3% and an increase in the average balance of FHLB advances and other borrowings of $101.2 million, or 354.4%.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

                                                                       1999                                      1998
                                                      -----------------------------------       -----------------------------------
For the nine months ended December 31,
                                                                     Interest                                  Interest
                                                      Average        income/       Yield/       Average        Income/       Yield/
                                                      balance        expense        rate        balance        expense        rate
                                                      --------       --------      ------       --------       --------      ------
                                                                                  (Dollars in thousands)
Assets
Interest-earning assets:
 Short-term investments                               $  2,011       $     73       4.87%       $ 19,514       $    806       5.51%
 Investment securities                                  24,363          1,055       5.77          19,885            860       5.77
 Mortgage-backed and mortgage related
  securities                                            19,719            923       6.24           3,100            143       6.15
 Loans, net and mortgage loan
  held-for-sale                                        346,703         20,431       7.86         248,997         15,201       8.14
                                                      --------       --------                   --------       --------
Total interest-earning assets                          392,796         22,482       7.63         291,496         17,010       7.78
                                                      --------       --------                   --------       --------
Non interest-earning assets                             24,822                                    10,292
                                                      --------                                  --------
  Total                                               $417,618                                  $301,788
                                                      ========                                  ========
Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                                        $ 23,370            196       1.12%       $ 21,848            264       1.61
  Regular savings accounts                              25,531            386       2.02          27,481            477       2.31
  Money market accounts                                 58,468          1,681       3.83          44,993          1,404       4.16
  Certificate accounts                                 110,470          4,267       5.15         110,514          4,544       5.48
                                                      --------       --------                   --------       --------
Total interest-bearing deposits                        217,839          6,530       4.00         204,836          6,689       4.35
  Other Borrowings                                       6,598            278       5.62              --             --         --
  FHLB advances                                        123,144          4,896       5.30          28,555          1,042       4.87
                                                      --------       --------                   --------       --------
Total interest-bearing liabilities                     347,581         11,704       4.49         233,391          7,731       4.42
                                                      --------       --------                   --------       --------
  Demand deposits                                        1,608                                       608
  Other liabilities                                     10,222                                     4,495
  Equity                                                58,207                                    63,294
                                                      --------                                  --------
  Total                                               $417,618                                  $301,788
                                                      ========                                  ========
Net interest income                                                  $ 10,778                                  $  9,279
                                                                     ========                                  ========
Interest rate spread                                                                3.14%                                     3.36%
                                                                                    ====                                      ====
Net interest margin                                                                 3.66%                                     3.62%
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

                                             Nine months ended December 31,
                                                     1999 vs. 1998
                                          -------------------------------------
                                            Change due to Increase (Decrease)
                                          -------------------------------------
                                          Volume          Rate            Net
                                          -------        -------        -------
                                                     (In thousands)

Interest income:
         Loans                            $ 5,737        $  (507)       $ 5,230
         Investment securities                324            (82)           242
                                          -------        -------        -------
              Total                         6,061           (589)         5,472
                                          -------        -------        -------
Interest expense:
         Deposits                             362           (521)          (159)
         Borrowings                         3,753            379          4,132
                                          -------        -------        -------
              Total                         4,115           (142)         3,973
                                          -------        -------        -------
Net interest income                       $ 1,946        $  (447)       $ 1,499
                                          =======        =======        =======

Provision for Loan Losses

     The provision for loan losses totaled $650,000 for the nine months ended December 31, 1999, compared to $410,000 for the same period last year. The level of reserve provisions for the nine months ended December 31, 1999 was made after an assessment of the composition of and growth in the loan portfolio. The Company plans to add to the provision for loan losses to support any loan portfolio expansion as considered necessary by management.

Non-interest income

     Total non-interest income was $519,000 for the nine months ended December 31, 1999, compared to $248,000 for the same period last year, an increase of $271,000 or 109.3%. Gain on sale of loans decreased $39,000 due to the decreased level of loans sold over the same period last year. Other income increased $301,000, primarily the result of income recognized on bank owned life insurance policies purchased by the Bank and income recognized from the new alternative investment services and insurance products being offered by the Bank.

Non-interest expense

     Total non-interest expense was $7.6 million for the nine months ended December 31, 1999, compared to $6.3 million for the same period last year, an increase of $1.3 million or 21.4%. Total salaries and benefits increased $1.1 million, or 28.7%, the result of an increase of $484,000 in compensation expense associated with the Company's stock-based benefit plans, and a general increase in salaries and benefits due to the increase in the number of employees compared to the same period last year. Occupancy and equipment expense totaled $835,000 compared to $750,000 for the same period last year, an increase of $85,000 or 11.3%, primarily from the increased level of depreciation on building and leasehold improvements and expenses associated with the additional purchases of furniture, fixtures and equipment. Advertising expense increased $129,000, or 79.6%, primarily due to the expenses associated with the introduction of new deposit and alternative investment services now offered by the Bank.

Income Taxes

     For the nine months ended December 31, 1999 income taxes of $1.1 million were provided on net income before tax of $3.1 million for an effective rate of 35.32%, compared to $1.2 million on income before taxes of $2.9 million for an effective rate of 41.92%, for the same period last year. The effective tax rate for the current period is lower than the prior periods due to various tax planning strategies implemented by the Company, specifically the purchase of non-taxable life insurance products and the establishment of a Massachusetts securities corporation at the Bank level.

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

     At December 31, 1999, the Company's capital ratio was 12.42% of total assets. The Bank at December 31, 1999 had total capital of 9.57% and risk based capital of 16.71% (unaudited), as compared to 9.75% and 17.28% (unaudited) at September 30, 1999.

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

     At December 31, 1999 the Company and the Bank met all the capital adequacy requirements to which they are subject. As of December 31, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

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

     As part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of September 30, 1999 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

   Change in
Interest Rates
      in
 Basis Points              Net Portfolio Value             NPV as % of Portfolio
 (Rate Shock)                                                Value of Assets
                                                            NPV
                   Amount       $ Change      % Change     Ratio      Change(1)
                   -----------------------------------------------------------
                                      (Dollars in thousands)

     300           17,760        (17,253)        (49)       4.48        (389)
     200           24,118        (10,895)        (31)       5.96        (240)
     100           29,898         (5,116)        (15)       7.26        (111)
     Static        35,013             --          --        8.36          --
     (100)         39,008          3,994          11        9.19          83
     (200)         37,783          2,770           8        8.90          53
     (300)         41,716          6,703          19        9.69         133

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

     This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At December 31, 1999 the Bank's liquidity ratio was 7.43%. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and due from banks, short-term investments and securities totaled $40.5 million, or 9.0% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At December 31, 1999, the Bank had $154.4 million in advances outstanding from the FHLB, and at December 31, 1999, had an additional overall borrowing capacity from the FHLB of $44.3 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

Year 2000 Compliance

     The century change over did not have an impact on the daily operations of the bank.

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

          4.0  Stock Certificate of Bay State Bancorp, Inc. *

          11.0 Computation of per share earnings (filed herewith)

          27.0 Financial data schedule (filed herewith)

*    Incorporated   herein  by   reference   from  the  exhibits  to  Form  SB-2
     registration as amended, Registration No. 333-40115

     (b)  Reports on Form 8-K

          (i)  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Bay State Bancorp, Inc.


February 14, 1999                  \s\ John F. Murphy
----------------------             --------------------------------------------
Date                               John F. Murphy
                                   Chairman, President, and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


February 14, 1999                  \s\ Michael O. Gilles
----------------------             --------------------------------------------
Date                               Michael O. Gilles
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)