Form 10-K
period 2000-03-31
BAY STATE BANCORP INC
filed 2000-06-13
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                         Commission File Number: 1-13691

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

                                 (617) 739-9500
              (Registrant's telephone number, including area code)

                     Common Stock, par value $.01 per share
           Securities registered pursuant to Section 12(b) of the Act

                             American Stock Exchange

                     (Name of Exchange on which registered)

                                      NONE
           Securities registered pursuant to Section 12(g) of the Act


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 2000, there were issued and outstanding 1,956,280 shares of the registrant's common stock. The common stock is listed for trading on the American Stock Exchange under the symbol "BYS." Based on the closing price on May 31, 2000 the aggregate value of the common stock outstanding held by the nonaffiliates of the registrant was $22.9 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by certain officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                      INDEX


                                                                                                           Page No.
PART I

         Item 1.      Business.......................................................................          3

         Item 2.      Properties.....................................................................         28

         Item 3.      Legal Proceedings..............................................................         28

         Item 4.      Submission of Matters to a Vote of Security Holders............................         29

PART II

         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........         29

         Item 6.      Selected Financial Data........................................................         29

         Item 7.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operation...........................................................         30

         Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.....................         42

         Item 8.      Financial Statements and Supplementary Data....................................         42

         Item 9.      Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure.......................................................         43

PART III

         Item 10.     Directors and Executive Officers of the Registrant.............................         43

         Item 11.     Executive Compensation.........................................................         43

         Item 12.     Security Ownership of Certain Beneficial Owners and Management.................         43

         Item 13.     Certain Relationships and Related Transactions.................................         43

PART IV

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................         44


SIGNATURES

Item 1.  Business

General

     Bay State Bancorp, Inc. (the "Company") was incorporated under Delaware law on October 24, 1997. The Company was formed to acquire Bay State Federal Savings Bank, Brookline, Massachusetts (the "Bank") and its subsidiaries as part of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). In connection with the Conversion, on March 27, 1998 the Company issued an aggregate 2,535,232 shares of its common stock, par value $0.01 per share (the "Common Stock"), at a purchase price of $20 per share, of which 2,347,437 shares were sold in a subscription offering and 187,795 shares were issued to The Bay State Federal Savings Charitable Foundation (the "Foundation"), a charitable foundation established by the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through the Bank. At March 31, 2000, the Company had total assets of $460.1 million, total deposits of $247.3 million and total stockholders' equity of $52.6 million.

     The reporting entity is Bay State Bancorp, Inc. and its wholly owned subsidiaries, Bay State Funding Corporation and Bay State Federal Savings Bank, and the Bank's wholly owned subsidiaries: BSF Service Corporation, BSFS Securities Corporation and Bay Leaf Securities Corporation.

     The Bank was organized in 1920 as a state-chartered mutual co-operative bank under the name Coolidge Corner Co-operative Bank. In 1936, the Bank converted to a federally-chartered mutual savings and loan association and changed its name to Brookline Federal Savings and Loan Association. In 1960, the Bank changed its name to Bay State Federal Savings and Loan Association and, in 1983, changed its name again to Bay State Federal Savings Bank. In February 1997, the Bank merged with Union Federal Savings Bank ("Union Federal"), which at the time of the merger had $38.2 million of total assets, $35.5 million of deposits and $2.7 million of retained earnings and operated two branches located in Boston and Westwood, Massachusetts. On February 7, 2000 the Bank opened its sixth retail office in Walpole, Massachusetts. The Bank currently maintains six banking offices located in the greater Boston metropolitan area.

     The Bank's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in adjustable-rate and shorter-term fixed-rate one- to four-family residential mortgage loans, multi-family and commercial real estate. To a lesser extent, the Bank invests in construction and development, commercial and consumer loans. The Bank operates through its six full service banking offices and one administrative office, all of which are located in the greater Boston metropolitan area. The Bank originates loans for investment and loans for sale in the secondary market; generally retaining the servicing rights on all loans sold. The Bank's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, interest on its investment and mortgage-backed and mortgage-related securities and loan servicing income. The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and Federal Home Loan Bank ("FHLB") advances.

Market Area and Competition

     The Bank is headquartered in Brookline, Massachusetts and is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's primary deposit gathering area is concentrated in the communities surrounding its six full service banking offices located in Brookline, Boston, Dedham, Norwood, Westwood and Walpole Massachusetts. All of the Bank's branch offices are located within 20 miles of Brookline. The Bank's primary lending area is significantly broader than its deposit gathering area and includes all of Massachusetts, with a concentration in the greater Boston metropolitan area.

     Brookline, Massachusetts is a fully-developed and densely populated town located west of and adjacent to Boston. The major traffic roadways running through Brookline are heavily traveled and lined with commercial and retail business operations and Brookline's 1990 census population was approximately 54,000.

     The residents of Brookline are generally comprised of white- and blue-collar workers and college students. The towns of Dedham, Norwood, Westwood and Walpole are situated southwest of Boston. These towns are primarily residential communities consisting of single-family residences and are populated by middle- to high-income individuals employed in the greater Boston metropolitan area.

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

     The Bank faces significant competition both in generating loans and in attracting deposits. The Bank's primary market area is highly competitive and the Bank faces direct competition from a significant number of financial institutions, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings banks, credit unions, mortgage brokers, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from other financial institutions. In addition, the Bank faces significant competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. The Bank has also experienced significant competition from credit unions, which have a competitive advantage, as they do not pay state or federal income taxes. This competitive disadvantage has placed increased pressure on the Bank with respect to its loan and deposit pricing.

     The increase of internet accessible financial institutions, which solicit deposits and originate loans on a nationwide basis, may also increase competition for the Bank's customers. Additionally, competition is likely to increase as a result of recent regulatory actions and legislative changes, most notably the recent enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and the entrance into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms and specialty financial services companies (such as internet-based providers).

Personnel

     As of March 31, 2000 the Bank had 83 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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



                                                             At March 31,
                               ----------------------------------------------------------------------------
                                      2000                      1999                       1998
                               ----------------------------------------------------------------------------
                                            Percent                  Percent                  Percent
                                Amount      of Total    Amount       of Total     Amount      of Total
                               ----------------------------------------------------------------------------
                                                         (Dollars in thousands)
Mortgage loans:
  Residential:
    One-to four-family ......   $ 201,256       50.32%  $ 168,786        54.62%   $ 157,240       68.23%
    Multi-family ............      78,610       19.65      57,744        18.69       22,411        9.73
  Commercial real estate ....      95,869       23.97      67,806        21.94       35,468       15.39
  Construction and
    Development(1) ..........      10,009        2.50       5,494         1.78        7,821        3.39
                                ---------   ---------   ---------    ---------    ---------   ---------
    Total mortgage loans ....     385,744       96.44     299,830        97.03      222,940       96.74
                                ---------   ---------   ---------    ---------    ---------   ---------
  Commercial ................         225        0.06         500         0.16           43        0.02
                                ---------   ---------   ---------    ---------    ---------   ---------
  Consumer loans:
    Equity lines ............       9,500        2.37       5,156         1.67        4,028        1.75
    Other consumer loans ....       4,520        1.13       3,535         1.14        3,434        1.49
                                ---------   ---------   ---------    ---------    ---------   ---------
      Total consumer loans...      14,020        3.50       8,691         2.81        7,462        3.24
                                ---------   ---------   ---------    ---------    ---------   ---------
  Total loans ...............     399,989      100.00%    309,021       100.00%     230,445      100.00%
                                            =========                =========                =========
  Allowance for loan losses .      (3,915)                 (3,027)                   (2,513)
  Undisbursed proceeds of
    construction and
    development loans in
    process .................      (2,825)                 (1,424)                   (2,534)
  Deferred loan origination
    fees, net ...............        (156)                   (198)                     (470)
                                ---------               ---------                 ---------
      Loans, net ............     393,093                 304,372                   224,928
                                ---------               ---------                 ---------
  Mortgage loans held-for-
    sale ....................          --                     321                       822
                                ---------               ---------                 ---------
  Loans, net and mortgage
     loans held-for-sale ....   $ 393,093               $ 304,693                 $ 225,750
                                =========               =========                 =========

                                               At March 31,
                               ------------------------------------------------
                                      1997                     1996
                               ------------------------------------------------
                                            Percent                   Percent
                               Amount       of Total     Amount       of Total
                               ------------------------------------------------
                                             (Dollars in thousands)
Mortgage loans:
  Residential:
    One-to four-family ......  $ 162,837        77.34%   $ 149,941        78.74%
    Multi-family ............     14,624         6.95       13,294         6.98
  Commercial real estate ....     25,260        12.00       19,129        10.05
  Construction and
    Development(1) ..........      2,831         1.34        5,359         2.81
                               ---------    ---------    ---------    ---------
    Total mortgage loans ....    205,552        97.63      187,723        98.58
                               ---------    ---------    ---------    ---------
  Commercial ................         31         0.02           --           --
                               ---------    ---------    ---------    ---------
  Consumer loans:
    Equity lines ............      2,359         1.12          268         0.14
    Other consumer loans ....      2,594         1.23        2,434         1.28
                               ---------    ---------    ---------    ---------
      Total consumer ........      4,953         2.35        2,702         1.42
                               ---------    ---------    ---------    ---------
  Total loans ...............    210,536       100.00%     190,425       100.00%
                                            =========                 ==========
  Allowance for loan losses .     (1,687)                   (1,774)
  Undisbursed proceeds of
    construction and
    development loans in
    process .................     (1,349)                   (1,622)
  Deferred loan origination
    fees, net ...............       (437)                     (495)
                               ---------                 ---------
      Loans, net ............    207,063                   186,534
                               ---------                 ---------
  Mortgage loans held-for-
    sale ....................         --                        47
                               ---------                 ---------
  Loans, net and mortgage
     loans held-for-sale ....  $ 207,063                 $ 186,581
                               =========                 =========

------------------------------------------------------
(1)  Includes committed but unadvanced loan amounts.

     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at March 31, 2000. The table does not include the effect of future principal prepayments.


                                                              At March 31, 2000
                                        -------------------------------------------------------------------------------------------
                                        One- to                                 Construction
                                         Four-        Multi-      Commercial       and                                     Total
                                        Family (1)    Family      Real Estate   Development(2)  Commercial    Consumer     Loans
                                        -------------------------------------------------------------------------------------------
                                                                              (In thousands)

Amounts due:
One year or less .................      $  1,967      $    315      $     --      $  3,577      $     --      $  1,792     $  7,651
                                        --------      --------      --------      --------      --------      --------     --------
After one year:
More than one year
   to three years ................        25,491           745         2,794         2,025            --           336       31,391
More than three years
   to five years .................        28,317            44         1,325            --            --           227       29,913
More than five years
   to ten years ..................        11,759         4,109         9,969            39           225           938       27,039
More than ten years
   to twenty years ...............        54,626        32,237        42,536         1,125            --           613      131,137
More than twenty years ...........        88,596        41,160        39,245         3,243            --           614      172,858
                                        --------      --------      --------      --------      --------      --------     --------
   Total due after
         one year ................       208,789        78,295        95,869         6,432           225         2,728      392,338
                                        --------      --------      --------      --------      --------      --------     --------
   Total amount due ..............      $210,756      $ 78,610      $ 95,869      $ 10,009      $    225      $  4,520      399,989
                                        ========      ========      ========      ========      ========      ========     ========
Less:
Allowance for loan losses.............................................................................................       (3,915)
Undisbursed proceeds of construction and development loans in process.................................................       (2,825)

Deferred loan origination fees, net...................................................................................         (156)
                                                                                                                           --------
Loans, net............................................................................................................     $393,093
                                                                                                                           ========

----------
(1)  Includes equity lines.
(2) Includes construction and development loans, which will convert to one- to four-family mortgage loans upon the completion of the construction.

     The following table sets forth at March 31, 2000, the dollar amount of loans, excluding mortgage loans held for sale, contractually due after March 31, 2001 and whether such loans have fixed interest rates or adjustable interest rates.


                                                 Due After March 31, 2001
                                          -----------------------------------
                                           Fixed     Adjustable        Total
                                          -------    ----------       -------
                                                    (In thousands)
      Mortgage loans:
        One- to four-family..........      $43,662     $155,634       $199,296
        Multi-family.................       28,746       49,550         78,296
        Commercial real estate.......       19,940       75,923         95,863
        Construction and development.        3,150        3,280          6,430
                                           -------     --------       --------
           Total mortgage loans......       95,498      284,387        379,885
                                           -------     --------       --------
      Commercial loans................          --          225            225
                                           -------     --------       --------
      Consumer loans:
        Equity lines.................           --        9,500          9,500
        Other consumer loans.........          893        1,835          2,728
                                           -------     --------       --------
           Total consumer loans......          893       11,335         12,228
                                           -------     --------       --------
      Total loans....................      $96,391     $295,947       $392,338
                                           =======     ========       ========

     Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its six branch offices and one administrative office and through a network of loan correspondents, wholesale loan brokers and other financial institutions approved by the Bank. All loans originated by the Bank, either through internal sources or external sources, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, all adjustable-rate mortgage loans ("ARM") originated by the Bank are originated for investment. While the Bank has from time-to-time, retained fixed-rate one- to four-family loans, it is currently the general policy of the Bank to sell substantially all one- to four-family fixed-rate mortgage loans with scheduled repricing greater than 15 years. The one- to four-family mortgage loan products currently originated for sale by the Bank include a variety of loans which conform to the underwriting standards specified by Freddie Mac ("conforming loans") and, to a lesser extent, loans which do not conform to Freddie Mac standards due to loan amounts ("jumbo loans"). All one- to four-family mortgage loans sold by the Bank are sold pursuant to master commitments negotiated with Freddie Mac and other investors to purchase loans meeting such investors' defined criteria. The Bank generally retains the servicing rights on the mortgage loans sold.

     At March 31, 2000, the Bank maintained a servicing portfolio consisting of $379.2 million of loans held for portfolio, net, and $20.8 million of loans serviced for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Substantially all of the loans currently being serviced for others are loans which have been sold by the Bank. The gross servicing fee income from loans sold is generally 24 to 48 basis points of the total balance of the loan serviced.

     During the fiscal years ended March 31, 2000 and 1999, the Bank originated and purchased $66.6 million and $84.0 million of fixed-rate and adjustable-rate one- to four-family loans, respectively, of which $64.4 million, and $73.2 million, respectively, were retained for the Bank's portfolio. When loans are sold the Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On April 1, 1996, the Bank implemented SFAS No. 122 "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" ("SFAS No. 122") pursuant to which the value of servicing rights may be recognized as an asset of the Bank. In the fiscal years ended March 31, 2000 and 1999, the fair value of servicing rights under SFAS No. 122 and SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") was not material and was not recognized in the consolidated financial statements for those periods. The Bank has, from time-to-time, purchased whole loans, primarily one- to four-family mortgage loans or purchased a participation interest in loans originated by other financial institutions, primarily multi-family and commercial real estate loans and, at March 31, 2000, had $64.2 million of purchased loans and $9.3 million in loan participation interests. Loans purchased from correspondent financial institutions are underwritten pursuant to the Bank's policies and generally closed in the name of the correspondent financial institution and then purchased by the Bank.

     The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:


                                                                      For the Year Ended March 31,
                                                              --------------------------------------
                                                                   2000         1999         1998
                                                              --------------------------------------
                                                                             (In thousands)

Beginning balance, loans, net (1) ...........................   $ 304,372    $ 224,928    $ 207,063
                                                                ---------    ---------    ---------
   Loans originated and purchased:
      Mortgage loans:
         One- to four-family ................................      66,556       84,033       41,107
         Multi-family .......................................      30,346       36,904        5,768
         Commercial real estate .............................      35,866       48,136       16,657
         Construction and development .......................       8,031        3,985        5,940
                                                                ---------    ---------    ---------
            Total mortgage loans ............................     140,799      173,058       69,472
                                                                ---------    ---------    ---------
      Commercial ............................................          --          250           --
                                                                ---------    ---------    ---------
      Consumer:
         Equity lines .......................................       3,686        6,843        4,166
         Other consumer loans ...............................       3,453        4,253        3,277
                                                                ---------    ---------    ---------
      Total consumer loans ..................................       7,139       11,096        7,443
                                                                ---------    ---------    ---------
      Total loans ...........................................     147,938      184,404       76,915
                                                                ---------    ---------    ---------
   Total ....................................................     452,310      409,332      283,978
Principal repayments and other, net .........................     (56,996)     (93,676)     (55,609)
Loan charge-offs, net .......................................          13         (103)         (30)
Sale of mortgage loans, principal balance ...................      (2,172)     (10,860)      (2,359)
Transfer of mortgage loans to REO                                     (62)          --         (230)
                                                                ---------    ---------    ---------
   Loans, net and mortgage loans held-for-sale ..............     393,093      304,693      225,750
Mortgage loans held-for-sale                                           --         (321)        (822)
                                                                ---------    ---------    ---------
   Ending balance, loans, net ...............................   $ 393,093    $ 304,372    $ 224,928
                                                                =========    =========    =========

------------------------
(1)  Includes mortgage loans held-for-sale.


     One-to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans with maturities of up to 30 years secured by one- to four-family residences. Most of such loans are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained through the Bank's in-house loan representatives, existing or past customers, mortgage brokers and referrals from members of the Bank's local communities. At March 31, 2000, the Bank's one- to four-family mortgage loans totalled $201.3 million, or 50.3%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 21.9% were fixed-rate mortgage loans and 78.1% were ARM loans.

     The Bank currently offers ARM loans with terms of up to 30 years and interest rates which adjust every one, three or five years from the outset of the loan and adjust annually after the initial rate period. The interest rates for the Bank's ARM loans are indexed to either the one, three or five year Constant Maturity Treasury ("CMT") Index. The Bank originates ARM loans with initially discounted rates, often known as "teaser rates." The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The Bank generally retains for its portfolio all adjustable-rate one- to four-family loans.

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

     In an effort to provide financing for first-time home buyers, the Bank offers a first-time home buyer loan program, which offers one- to four-family residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Pursuant to this program, borrowers receive reduced loan origination fees and closing costs. Such loans must be secured by an owner-occupied residence. These loans are originated using the same underwriting guidelines as are the Bank's other one- to four-family mortgage loans.

     Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by 5 or more unit apartment buildings and properties used for business purposes such as office buildings, industrial facilities or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at March 31, 2000 was $6.9 million. The Bank's multi-family and commercial real estate loans are made with terms up to 30 years and with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history, the value of the underlying property, and the financial conditions of the Borrower/Guarantor. The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. In addition, depending on the perceived environmental risk of the property an environmental impact survey may be required for multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On occasion the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower, the amount of the down payment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at March 31, 2000 was $78.6 million, or 19.7%, of total loans and the Bank's commercial real estate loan portfolio at such date was $95.9 million, or 24.0%, of total loans. The largest multi-family or commercial real estate loan in the Bank's portfolio at March 31, 2000 was a $4.9 million real estate loan secured by a blanket mortgage on five retail/office buildings.

     The Bank also purchases participation interests in multi-family and commercial real estate loans. Most of these loans are secured by real estate located in the Bank's primary market area. The Bank will underwrite its participation interest according to its own underwriting standards. At March 31, 2000, the Bank had $9.3 million in multi-family and commercial real estate loan participation interests, or 2.3% of total loans.

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

     Construction and Development Lending. The Bank originates short-term balloon fixed-rate construction loans for the development of residential and commercial property. Construction and development loans are offered primarily to experienced local developers operating in the Bank's market area. The Bank currently does not originate loans secured by raw land. The majority of the Bank's construction and development loans are originated to finance the construction by developers of one- to four-family residential real estate and, to a lesser extent, multi-family and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to 12 months and may be made in amounts up to 80% of the appraised value of the property on multi-family and commercial real estate construction and 85% on one- to four-family residential construction. Construction loan proceeds are disbursed periodically, in increments, as construction progresses and as inspections by the Bank's lending officers warrant. At March 31, 2000, the Bank's largest construction and development loan was a performing loan with a $1.3 million outstanding principal balance secured by three residential properties in Wellesley. At March 31, 2000, construction and development loans totalled $10.0 million (including unadvanced loan amounts), or 2.5%, of the Bank's total loans.

     The Bank also originates construction and development loans to individual borrowers for the construction of single-family owner-occupied residential properties with permanent financing commitments by the Bank. The Bank's underwriting standards and procedures for such loans are similar to those applicable for one- to four-family residential mortgage lending. Proceeds for such loans are disbursed as phases of the construction are completed. All such loans are originated as one- to four-family interest-only adjustable-rate mortgage loans. Upon completion of the construction, such loans convert to principal and interest over the remaining term. At March 31, 2000, such loans totalled $4.4 million, or 44.0%, of the $10.0 million of construction and development loans.

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

     Consumer and Other Lending. Total consumer loans at March 31, 2000 amounted to $14.0 million, or 3.5%, of the Bank's total loans and consisted primarily of equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family mortgage loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At March 31, 2000, the Bank had three consumer loans 90 days or more delinquent, whose balances totalled $50,000.

Loan Approval Procedures and Authority

     The Board of Directors of the Bank establishes the lending policies of the Bank. Such policies provide that all loans up to $300,000 are approved by the Bank's Internal Loan Committee. In the event a loan is above $300,000, it may be approved by the President or Executive Vice President. All loans are submitted to the full Board of Directors or the Bank's Executive Committee for approval or ratification on a monthly basis.

Delinquent Loans, Classified Assets and Real Estate Owned

     Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more and all Real Estate Owned ("REO"). The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure and in rare instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

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

     Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectable" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an  insured  institution  classifies  one or more  assets or  portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances, which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

     Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The Bank's Classification of Assets Committee reviews and classifies the Bank's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At March 31, 2000, the Bank had $774,000, or 0.2%, of total assets, designated as Substandard consisting of two one- to four-family mortgage loans and two commercial real estate loans. At March 31, 2000, one single-family residential loan totalling $63,000 and two installment loans totalling $28,000 were classified as Doubtful. As of March 31, 2000, the Bank had a total of three one- to four-Family loans, totaling $480,000, designated as Special Mention.

         The following table sets forth the delinquencies in the Bank's loan portfolio as of the dates indicated.

                                                     At March 31, 2000                         At March 31, 1999
                                          ------------------------------------------------------------------------------------
                                               30-89 Days         90 Days or More         30-89 Days         90 Days or More
                                          ------------------------------------------------------------------------------------
                                                     Principal              Principal            Principal  Number   Principal
                                          Number      Balance    Number      Balance    Number    Balance    of      Balance
                                          of Loans   of Loans    of Loans    of Loans   of Loans  of Loans  Loans    of Loans
                                          ------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)

Mortgage loans:
   One- to four-family .................        14     $1,281          5     $  731          7    $  431         6    $  862
   Multi-family ........................        --         --         --         --         --        --         1       280
   Commercial real estate ..............        --         --          2        443          1       275         2       745
   Construction and development ........        --         --         --         --          1        42        --        --
                                            ------     ------     ------     ------     ------    ------    ------    ------
      Total mortgage loans .............        14      1,281          7      1,174          9       748         9     1,887
                                            ------     ------     ------     ------     ------    ------    ------    ------
Consumer loans:
   Equity lines ........................         1        150         --         --          1        36         1        65
   Other consumer loans ................         5        363          3         50          3        65         2        12
                                            ------     ------     ------     ------     ------    ------    ------    ------
      Total consumer loans .............         6        513          3         50          4       101         3        77
                                            ------     ------     ------     ------     ------    ------    ------    ------
Total loans ............................        20     $1,794         10     $1,224         13    $  849        12    $1,964
                                            ======     ======     ======     ======     ======    ======    ======    ======
Delinquent loans to loans, net .........                 0.46%                 0.31%                0.28%               0.65%
                                                       ======                ======               ======               ======

                                                   At March 31, 1998
                                          --------------------------------------
                                              30-89 Days        90 Days or More
                                          -------------------- -----------------
                                                   Principal           Principal
                                          Number    Balance    Number   Balance
                                          of Loans  of Loans   of Loans of Loans
                                          --------------------------------------
                                                  (Dollars in thousands)

          Mortgage loans:

          One- to four-family ...........        8    $  616         8   $1,258
             Multi-family ...............        1       699         1      254
             Commercial real estate .....       --        --         2      739
             Construction and development       --        --        --       --
                                            ------    ------    ------   ------
                Total mortgage loans ....        9     1,315        11    2,251
                                            ------    ------    ------   ------
          Consumer loans:
             Equity lines ...............        1        45        --       --
             Other consumer loans .......        5        37         6       28
                                            ------    ------    ------   ------
                Total consumer loans ....        6        82         6       28
                                            ------    ------    ------   ------
          Total loans ...................       15    $1,397        17   $2,279
                                            ======    ======    ======   ======
          Delinquent loans to loans, net                0.62%              1.01%
                                                      ======             ======

     Nonperforming Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and REO. At March 31, 2000, the Bank had $62,000 of REO in its portfolio. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. For the fiscal years ended March 31, 2000, 1999 and 1998, the amount of interest income that was recorded on nonaccrual loans was $157,000, $213,000 and $130,000, respectively. For the fiscal years ended March 31, 2000, 1999 and 1998, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $83,000, $87,000 and $144,000, respectively. There were no loans that met the definition of an impaired loan per SFAS No. 114 at or during the fiscal year ended March 31, 2000 and 1998. As of March 31, 1999 loans totaling $280,000 were considered to be impaired with an allowance for credit loss of $82,000.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated.



                                                                     At March 31,
                                                   --------------------------------------------------
                                                     2000       1999      1998      1997      1996
                                                   --------------------------------------------------
                                                                      (Dollars  in thousands)
Nonaccrual loans:
   Mortgage loans:
      One- to four-family .........................  $  731    $  862    $1,258    $1,499    $1,128
      Multi-family ................................      --       280       254        --        --
      Commercial real estate ......................     443       745       739        --        --
      Construction and development ................      --        --        --        --
                                                     ------    ------    ------    ------    ------


         Total mortgage loans .....................   1,174     1,887     2,251     1,499     1,128
                                                     ------    ------    ------    ------    ------
   Consumer loans:
      Equity lines ................................      --        65        --        40        --
      Other consumer loans ........................      50        12        28         7        22
                                                     ------    ------    ------    ------    ------
         Total consumer loans .....................      50        77        28        47        22
                                                     ------    ------    ------    ------    ------
         Total nonaccrual loans ...................   1,224     1,964     2,279     1,546     1,150
Real estate owned, net ............................      62        --        --        73        65
                                                     ------    ------    ------    ------    ------
         Total nonperforming assets (2) ...........  $1,286    $1,964    $2,279    $1,619    $1,215
                                                     ======    =======   ======    ======    ======
Allowance for loan losses as a percent
   of loans (1) ...................................    0.99%     0.98%     1.10%     0.81%     0.94%
Allowance for loans losses as a percent
   of nonperforming loans (2) .....................  319.85    154.12    110.27    109.12    154.26
Nonperforming loans as a percent of
   loans (1)(2) ...................................    0.31      0.64      1.00      0.74      0.61
Nonperforming assets as a percent of
   total assets (3) ...............................    0.28      0.55      0.77      0.69      0.55

-------------------------
(1)  Loans are presented before allowance for loan losses.

(2) Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

(3)  Nonperforming assets consist of nonperforming loans and REO.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. The economy in the Bank's primary market area suffered significantly in the late 1980s and early 1990s. These adverse economic conditions negatively affected the Bank's loan loss and delinquency activities and led to a deterioration of the collateral values of the Bank's loans during those years. In more recent years, the economy and real estate market in and around the greater Boston metropolitan area has improved which has had a positive impact on the Bank's loan loss and delinquency activities and the value of properties securing the Bank's loans. As of March 31, 2000, the Bank's allowance for loan losses was 0.99% of total loans, as compared to 0.98% as of March 31, 1999. The Bank had nonaccrual loans of $1.2 million and $2.0 million at March 31, 2000 and March 31, 1999, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated.

                                                               For the Year Ended March 31,
                                                   ------------------------------------------------
                                                     2000     1999       1998     1997      1996
                                                   ------------------------------------------------
                                                                 (Dollars in thousands)

Balance at beginning of period .................   $3,027    $2,513    $1,687    $1,774    $1,825
                                                   ------    ------    ------    ------    ------
Provision for loan losses ......................      875       617       856       117         1
                                                   ------    ------    ------    ------    ------
Charge-offs:
   Mortgage loans:
      One- to four-family ......................       --       103        49       225        94
      Commercial real estate ...................       --        --        --        --        --
      Construction and development .............       --        --        --        --        --
   Consumer loans ..............................        1        --        --        --        55
                                                   ------    ------    ------    ------    ------
         Total charge-offs .....................        1       103        49       225       149
                                                   ------    ------    ------    ------    ------
Recoveries .....................................       14        --        19        21        97
                                                   ------    ------    ------    ------    ------
Balance at end of period .......................   $3,915    $3,027    $2,513    $1,687    $1,774
                                                   ======    ======    ======    ======    ======
Ratio of net charge-offs during the
   period to average loans outstanding
   during the period ...........................     0.00%     0.03%     0.01%     0.10%     0.03%
                                                   ======    ======    ======    ======    ======
Allowance for loan losses as a percent
   of loans (1) ................................     0.99%     0.98%     1.10%     0.81%     0.94%
                                                   ======    ======    ======    ======    ======
Allowance for loans losses as a percent of
   Nonperforming loans (2) .....................   319.85%   154.12%   110.27%   109.12%   154.26%
                                                   ======    ======    ======    ======    ======

--------------------------
(1)  Loans are presented before deducting the allowance for loan losses.

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

                                                                                At March 31,
                                              -------------------------------------------------------------------------------------
                                                             2000                                           1999
                                              -------------------------------------------------------------------------------------
                                                                             Percent                                        Percent
                                                                             of Loans                                       of Loans
                                                           Percent of        in Each                      Percent of        in Each
                                                           Allowance         Category                     Allowance         Category
                                                           to Total          to Total                     to Total          to Total
                                              Amount       Allowance         Loans           Amount       Allowance         Loans
                                              ------       ----------        --------        ------       ----------        --------
                                                                          (Dollars in thousands)
Mortgage loans .......................        $1,918        48.99%            72.47%         $1,221          40.34%          75.09%
Commercial real estate ...............         1,549        39.56             23.97           1,314          43.41           21.94
                                              ------       ------            ------          ------         ------          ------
         Total .......................         3,467        88.55             96.44           2,535          83.75           97.03
Commercial loans .....................            --           --               .06              --             --            0.16
Consumer loans .......................           124         3.17              3.50             124           4.10            2.81
Unallocated ..........................           324         8.28                --             368          12.15              --
                                              ------       ------            ------          ------         ------          ------
Total allowance for loan
        losses                                $3,915       100.00%           100.00%         $3,027         100.00%         100.00%
                                              ======       ======            ======          ======         ======          ======

                                                         At March 31,
                                              -----------------------------------
                                                             1998
                                              -----------------------------------
                                                                         Percent
                                                                         of Loans
                                                          Percent of     in Each
                                                          Allowance      Category
                                                          to Total       to Total
                                              Amount      Allowance      Loans
                                              -----------------------------------
                                                     (Dollars in thousands)

Mortgage loans ........................       $1,131        45.01%        81.35%
Commercial real estate ................          955        38.00         15.39
                                              ------        -----         -----
         Total ........................        2,086        83.01         96.74
Commercial loans ......................           --           --          0.02
Consumer loans ........................           50         1.99          3.24
Unallocated ...........................          377        15.00            --
                                              ------        -----         -----
Total allowance for loan
        losses                                $2,513       100.00%       100.00%
                                              ======       ======        ======

                                                                                  At March 31,
                                              -------------------------------------------------------------------------------------
                                                             1997                                          1996
                                              ---------------------------------------        --------------------------------------
                                                                             Percent                                        Percent
                                                                             of Loans                                       of Loans
                                                           Percent of        in Each                      Percent of        in Each
                                                           Allowance         Category                     Allowance         Category
                                                           to Total          to Total                     to Total          to Total
                                              Amount       Allowance         Loans           Amount       Allowance         Loans
                                              ------       ----------        --------        ------       ----------        --------
                                                                            (Dollars in thousands)
Mortgage loans .............................  $  793         47.00%           85.63%        $  781          44.03%           88.53%
Commercial real estate .....................     523         31.00            12.00            514          28.97            10.05

         Total .............................   1,316         78.00            97.63          1,295          73.00            98.58
Commercial loans ...........................      --            --             0.02             --             --               --
Consumer loans .............................      34          2.02             2.35             18           1.01             1.42
Unallocated ................................     337         19.98               --            461          25.99               --
                                              ------        ------           ------         ------         ------           ------
Total allowance for loan losses ............  $1,687        100.00%          100.00%        $1,774         100.00%          100.00%
                                              ======        ======           ======         ======         ======           ======

     Real Estate Owned At March 31, 2000 the Bank had $62,000 in REO. At March 31, 1999 the Bank had no REO. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

Investment Activities

     Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered being adequate to meet its normal daily activities.

     The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity and a high quality investment portfolio. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funds not utilized for investment in loans. Generally, the Bank's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Bank has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. Government sponsored agency issued mortgage-backed securities. The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale or held for trading. As of March 31, 2000, the Bank's securities portfolio consisted of investment securities, marketable equity securities and mortgage-backed and mortgage-related securities. The carrying amounts of the held-to-maturity portfolio totalled $527,000, or 0.11% of total assets, and the available-for-sale securities portfolio totalled $31.8 million, or 6.9% of total assets.

     Short term investments primarily consist of overnight deposits at the FHLB and the Co-operative Central Bank Liquidity Fund. The Liquidity Fund is a no-load diversified, open-ended money market investment fund whose objective is maximum current income consistent with liquidity and the preservation of capital. The Fund is designed solely for use by eligible investors as an economical and convenient way to make liquid investments.

     As of March 31, 2000, $15.3 million, or 3.33% of total assets, of the Bank's securities portfolio consisted of investment securities, primarily debt securities issued by the U.S. Government or government sponsored agencies (such as the FHLB) and marketable equity securities, primarily consisting of mutual fund securities, common stocks, preferred stocks, trust preferred stocks and corporate bonds and notes. The Bank generally invests in U.S. Treasury and agency obligations with maturities of 24 to 60 months. The weighted average maturities of the Bank's fixed rate investment securities portfolio, excluding any equity securities, were 22 months as of March 31, 2000.

     At March 31, 2000, the Bank had $17.0 million of mortgage-backed and mortgage-related securities, or 3.69% of total assets, all of which were backed by fixed-rate mortgages and which consisted of mortgage-backed securities and collateralized mortgage obligations ("CMOs") insured or issued by Ginnie Mae, Fannie Mae and Freddie Mac or private issuers, such as GE Capital Mortgage Services, Inc. At March 31, 2000, the weighted average estimated maturity of its mortgage-backed and mortgage-related securities portfolio was 39 months. Investments in mortgage-backed and mortgage-related securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     While investments in privately issued mortgage-backed securities generally bear yields higher than mortgage-backed securities insured by government sponsored agencies, they involve a greater degree of risk than those issued by government sponsored agencies, as such, securities are not insured or guaranteed by such government sponsored agencies.

     The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                                      At March 31,
                                                       -----------------------------------------------------------------------------
                                                               2000                       1999                        1998
                                                       -----------------------------------------------------------------------------
                                                       Amortized       Fair       Amortized        Fair       Amortized       Fair
                                                          Cost         Value        Cost           Value        Cost          Value
                                                       ---------       -----      ---------        -----      ---------       -----
                                                                                      (In thousands)
Held-to-maturity:
   Investment securities .......................       $    --       $    --       $    --       $    --       $ 2,001       $ 1,999
   Mortgage-backed and mortgage-
      related securities .......................           527           535           956           978         2,271         2,275
                                                       -------       -------       -------       -------       -------       -------
      Total held-to-maturity ...................           527           535           956           978         4,272         4,274
                                                       -------       -------       -------       -------       -------       -------
Available-for-sale securities:
   Marketable equity securities ................         9,840         9,049         9,525         9,737         5,391         6,523
   Mortgage-backed securities ..................        16,937        16,476         5,371         5,391            --            --
   Trust preferred equity securities ...........         2,501         1,916         2,506         2,521            --            --
   Corporate bonds and notes ...................           495           462         1,247         1,234            --            --
   Preferred stocks ............................         1,500         1,342         1,500         1,460            --            --
   Government agency securities ................         2,607         2,567         4,000         4,007            --            --
                                                       -------       -------       -------       -------       -------       -------
   Total available-for-sale ....................        33,880        31,812        24,149        24,350         5,391         6,523
                                                       -------       -------       -------       -------       -------       -------
         Total securities ......................       $34,407       $32,347       $25,105       $25,328       $ 9,663       $10,797
                                                       =======       =======       =======       =======       =======       =======

     The following table sets forth certain information regarding the amortized cost and fair values of the Bank's mortgage-backed and mortgage-related securities.

                                                                                           At March 31,
                                                                 -------------------------------------------------------------------
                                                                              2000                                 1999
                                                                 -------------------------------------------------------------------
                                                                             Percent                             Percent
                                                                 Amortized      of        Fair      Amortized       of         Fair
                                                                   Cost      Total (1)    Value        Cost      Total (1)     Value
                                                                 ---------   --------    -------    ---------    --------    -------
                                                                                      (Dollars in thousands)
Mortgage-backed and mortgage- related securities:
      Ginnie Mae ...........................................     $   239       1.36%     $   247     $   314       4.96%     $   328
      Freddie Mac ..........................................          97       0.56           99         134       2.12          142
      CMOs .................................................      17,128      98.08       16,665       5,879      92.92        5,899
                                                                 -------     ------      -------     -------     ------      -------
Total mortgage-backed and
   mortgage-related securities .............................     $17,464     100.00%     $17,011     $ 6,327     100.00%     $ 6,369
                                                                 =======     ======      =======     =======     ======      =======
                                                                    At March 31,
                                                    -----------------------------------------
                                                                        1998
                                                    -----------------------------------------
                                                                     Percent
                                                     Amortized           of           Fair
                                                       Cost          Total (1)       Value
                                                    ----------       --------      ---------
                                                               (Dollars in thousands)
Mortgage-backed and mortgage- related securities:
      Ginnie Mae ................................   $     383           16.86%     $     383

      Freddie Mac ...............................         183            8.06            185
      CMOs ......................................       1,705           75.08          1,707
                                                    ---------        --------      ---------
Total mortgage-backed and
   mortgage-related securities ..................   $   2,271          100.00%     $   2,275
                                                    =========        ========      =========

-----------------------------
(1)  Based on amortized cost.

     The   following   table   sets  forth  the   Bank's   mortgage-backed   and
mortgage-related securities activities for the periods indicated.


                                              For the Year Ended March 31,
                                         ---------------------------------------
                                           2000           1999           1998
                                         ---------------------------------------
                                                    (In thousands)


     Beginning balance .............     $  6,327       $  2,271       $  3,250
        Principal repayments .......       (4,741)        (2,010)          (973)
        Purchases ..................       15,830          6,074             --
        Accretion of discount and
           amortization of (premium)           48             (8)            (6)
                                         --------       --------       --------
     Ending balance ................     $ 17,464       $  6,327       $  2,271
                                         ========       ========       ========


     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's debt securities.

                                                                                   At March 31, 2000
                                                     ------------------------------------------------------------------------------
                                                                                     More than One Year        More than Five Years
                                                        One Year or Less                to Five Years              to Ten Years
                                                     ---------------------       -------------------------   ----------------------
                                                                  Weighted                       Weighted                   Weighted
                                                     Amortized     Average       Amortized       Average     Amortized      Average
                                                       Cost         Yield          Cost           Yield        Cost           Yield
                                                     ------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Debt securities:
   Investment securities (1) ................         $1,607         5.73%         $1,000         6.26%         $   --          --%
   Fixed-rate:
      Ginnie Mae ............................             --           --              --           --             239         8.00
      Freddie Mac ...........................             --           --              --           --              97         8.57
      CMOs ..................................             --           --              --           --           4,262         6.50
                                                      ------                       ------                       ------
Total debt securities .......................         $1,607         5.73%         $1,000         6.26%         $4,598         6.51%
                                                      ======                       ======                       ======
                                                                                           At March 31, 2000
                                                                   ----------------------------------------------------------------
                                                                         More than Ten
                                                                             Years                                  Total
                                                                   ---------------------------           ---------------------------
                                                                                      Weighted                              Weighted
                                                                   Amortized           Average           Amortized           Average
                                                                      Cost              Yield               Cost              Yield
                                                                   -----------------------------------------------------------------
                                                                                         (Dollars in thousands)
Debt securities:
   Investment securities (1) ...........................             $ 2,996             7.28%             $ 5,603             6.14%
   Fixed-rate:
      Ginnie Mae .......................................                  --               --                  239             8.00
      Freddie Mac ......................................               3,744             6.49                3,841             6.54
      CMOs .............................................               9,122             6.34               13,384             6.39
                                                                     -------                               -------
Total debt securities ..................................             $15,862             6.42%             $26,067             6.38%
                                                                     =======                               =======

-------------------------------------------------------
(1)  Consists of government agency obligations, and corporate bonds and notes.


Deposit Activities and Other Sources of Funds

     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of business checking, money market, savings, NOW and certificate accounts. For the year ended March 31, 2000, the average balance of core deposits represented 49.2% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas surrounding its branch offices. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including print media, and generally does not solicit deposits from outside its market area. While the Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Bank may solicit, from time-to-time, such deposits depending upon market conditions. The Bank offers negotiated rates on some of its certificate accounts. At March 31, 2000, $112.8 million, or 50.3%, of total average deposits were certificate accounts with a weighted average remaining maturity of 11.1 months.

     For the year ended March 31, 2000, certificate accounts in excess of $100,000 increased $9.0 million, or 58.8%, from $15.3 million to $24.3 million. The increase in certificate accounts was due to offering new competitively priced certificate account products which, in part, resulted in a decrease in the average cost of certificates of deposit from 5.43% for fiscal 1999 to 5.18% for fiscal 2000. Further increases in certificate accounts, which tend to be more sensitive to movements in market interest rates than core deposits, may result in the Bank's deposit base being less stable than if it had a larger amount of core deposits which, in turn, may result in further increases in the Bank's cost of deposits and may adversely affect net interest income in future periods.

     The following table presents the average deposit activity of the Bank for the periods indicated:

                                                                                        For the Year Ended March 31,
                                                                           ----------------------------------------------------
                                                                            2000                   1999                   1998
                                                                           ----------------------------------------------------
                                                                                              (In thousands)
Net deposits ....................................................          $19,505               $  (175)               $ 2,838
Interest credited on deposit accounts ...........................            8,884                 8,824                  8,994
                                                                           -------               -------                -------
Total increase in deposit accounts ..............................          $28,389               $ 8,999                $11,832
                                                                           =======               =======                =======

     At March 31, 2000, the Bank had $24.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                        Amount     Weighted
                                                   Average
          Maturity Period                            Rate
          ------------------------    ----------------------
                                      (Dollars in thousands)

          3 months or less .......      $ 5,687      5.21%
          Over 3 through 6 months         8,248      5.32
          Over 6 through 12 months        5,043      5.50
          Over 12 months .........        5,302      6.06
                                        -------      ----
                Total ............      $24,280      5.49%
                                        =======      ====

     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                                            For the Year Ended March 31,
                                                  ---------------------------------------------------------------------------------
                                                                   2000                                      1999
                                                  ---------------------------------------------------------------------------------
                                                                 Percent                                    Percent
                                                                 of Total        Weighted                   of Total        Weighted
                                                   Average       Average          Average    Average        Average         Average
                                                   Balance       Deposits          Rate      Balance        Deposits          Rate
                                                  ---------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Demand deposits .............................     $  4,212          1.88%            --%     $    658          0.32%            --%
Money market accounts .......................       58,644         26.17           3.88        46,489         22.51           4.08
Regular savings accounts ....................       25,484         11.37           2.01        27,250         13.20           2.24
NOW accounts ................................       22,993         10.26           1.11        21,872         10.59           1.51
                                                  --------        ------                     --------        ------
      Total .................................      111,333         49.67           2.79        96,269         46.62           2.95
                                                  --------        ------                     --------        ------
Certificate accounts (1)(2):
   Less than 6 months .......................       46,614         20.80           5.01         5,363          2.60           4.91
   Over 6 through 12 months .................       44,260         19.75           5.15        71,216         34.48           5.32
   Over 12 through
      36 months .............................       18,655          8.32           5.51        26,045         12.61           5.70
   Over 36 months ...........................        3,269          1.46           5.98         7,622          3.69           6.57
                                                  --------        ------                     --------        ------
   Total certificate accounts ...............      112,798         50.33           5.18       110,246         53.38           5.43
                                                  --------        ------                     --------        ------
   Total average deposits ...................     $224,131        100.00%          3.96%     $206,515        100.00%          4.27%
                                                  ========        ======                     ========        ======
                                                  For the Year Ended March 31,
                                               ---------------------------------
                                                            1998
                                               ---------------------------------
                                                           Percent
                                                           of Total     Weighted
                                               Average     Average       Average
                                               Balance     Deposits        Rate
                                               ---------------------------------
                                                    (Dollars in thousands)
Demand deposits ..........................    $    257        0.13%          --%
Money market accounts ....................      43,019       21.32         3.91
Regular savings accounts .................      29,167       14.46         2.83
NOW accounts .............................      21,494       10.65         1.81
                                              --------      ------
      Total ..............................      93,937       46.56         3.08
                                              --------      ------
Certificate accounts (1)(2):
   Less than 6 months ....................       4,981        2.47         5.32
   Over 6 through 12 months ..............      69,005       34.20         5.54
   Over 12 through
      36 months ..........................      21,715       10.76         5.75
   Over 36 months ........................      12,119        6.01         6.52
                                              --------      ------
   Total certificate accounts ............     107,820       53.44         5.65
                                              --------      ------
   Total average deposits ................    $201,757      100.00%        4.46%
                                              ========      ======

------------------------------------------
(1)  Based on remaining maturity of certificates.

(2)  Includes retirement accounts such as IRA and Keogh accounts.

     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2000.

                                                                    Period to Maturity from March 31, 2000
                                             ---------------------------------------------------------------------------------------
                                              Less            One             Two             Three           Four            More
                                              than            to              to              to               to             than
                                              One             Two             Three           Four            Five            Five
                                              Year            Years           Years           Years           Years           Years
                                             -------         -------         -------         -------         -------         -------
                                                                          (Dollars in thousands)
Certificate accounts:
   0 to 4.00% ......................         $   577         $    --         $    --         $    --         $    --         $    --
   4.01% to 5.00% ..................          31,895           2,716             358              --              --              --
   5.01% to 6.00% ..................          56,718          10,716           1,452             434             371               1
   6.01% to 7.00% ..................           2,517           6,471           2,323             225           2,480              --
   7.01% to 8.00% ..................           1,305              --              99              --              --              --
   8.01% to 9.00% ..................              --              --              --              --              --              --
                                             -------         -------         -------         -------         -------         -------
      Total ........................         $93,012         $19,903         $ 4,232         $   659         $ 2,851         $     1
                                             =======         =======         =======         =======         =======         =======
                                                       At March 31,

                                             2000          1999            1998
                                          --------       --------       --------
Certificate accounts:
   0 to 4.00% .....................       $    577       $    330       $    326
   4.01% to 5.00% .................         34,969         32,226            363
   5.01% to 6.00% .................         69,692         66,827         95,096
   6.01% to 7.00% .................         14,016          7,541         10,737
   7.01% to 8.00% .................          1,404          2,686          3,127
   8.01% to 9.00% .................             --             --              1
                                          --------       --------       --------
      Total .......................       $120,658       $109,610       $109,650
                                          ========       ========       ========

     Borrowings. As part of its operating strategy, the Bank utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. The Bank has increased its emphasis on the utilization of FHLB borrowings to fund its asset growth. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits and revising its deposit rates to attract retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At March 31, 2000, the Bank had $147.5 million in outstanding advances from the FHLB and $8.1 million in other borrowings, as compared to $77.1 million and none at March 31, 1999, respectively.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                                          At or For the Year Ended March 31,
                                                                                   ------------------------------------------------
                                                                                    2000                 1999                1998
                                                                                   ------------------------------------------------
                                                                                                 (Dollars in thousands)
FHLB advances:
   Average balance outstanding .........................................           $131,015            $ 39,404            $ 21,102
   Maximum amount outstanding at any month-end
      during the period ................................................            156,027              77,119              25,000
   Balance outstanding at end of period ................................            147,527              77,119              20,000
   Weighted average interest rate during the period ....................               5.40%               4.84%               5.72%
   Weighted average interest rate at end of period .....................               5.68%               4.82%               5.13%
Other borrowed funds:
   Average balance outstanding .........................................           $  7,035                  --                  --
   Maximum amount outstanding at any month-end
      during the period ................................................             15,130                  --                  --
   Balance outstanding at end of period ................................              8,137                  --                  --

                           REGULATION AND SUPERVISION.

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

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2000, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at March 31, 2000.

                                                                                                   Capital
                                                                                           ------------------------
                                   Actual            Required            Excess             Actual         Required
                                   Capital            Capital            Amount            Percent          Percent
                                   -------            -------            -------           -------         --------
                                                                (Dollars in thousands)
Tangible ......................    $41,612            $ 6,825            $34,787             9.15%           1.50%
Core (Leverage) ...............    $41,612            $18,200            $23,412             9.15%           4.00%
Risk-based ....................    $45,680            $23,067            $22,613            15.84%           8.00%


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

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members as of January 1, 2000.

     The Bank's assessment rate for fiscal 2000 ranged from 2.08 to 5.92 basis points and the premium paid for this period was $90,000, which represents payment toward the FICO bonds. The FDIC has the authority to increase insurance assessments. A significant increase in SAIF Insurance premiums would likely have an adverse effect on the operating expenses and results of the operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2000, the Bank's limit on loans to one borrower was $6.9 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $6.6 million.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2000, the Bank maintained 76.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the new OTS regulation effective on April 1, 1999, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's regulatory liquidity ratio for March 31, 2000 was 6.12%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 2000 totaled $82,000.

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

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2000 of $8.1 million.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS or the Massachusetts Department of Revenue for eight years, since 1992, which covered the tax years 1992 and previous. For its 2000 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision, which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

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

     Corporations that qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. The Company qualifies for this reduced tax rate provided that it is exclusively engaged in activities of a "securities corporation." The Company qualifies as a securities corporation because a separate subsidiary was formed to make the loan to the Bank's Employee Stock Ownership Plan and related trust and all of the Company's other activities qualify as activities permissible for a securities corporation. If the Company fails to so qualify, however, it will be taxed as a financial institution at a rate of 10.50% beginning in fiscal 2001.

     The Bank has two subsidiary corporations that qualify as "securities corporations," as defined by the Massachusetts tax code, which are taxed at a special rate of 1.32% of their net income under the Massachusetts tax code. The subsidiaries qualify for this reduced tax rate provided that they exclusively engaged in investment activities that can also be done by the Bank.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties

     The Bank currently conducts its business through its executive, administrative and full service offices. The Company believes that the Bank's current facilities are adequate to meet the present needs of the Bank and the Company.

                                                                                                           Net Book Value of
                                                                                                             Property or
                                         Leased         Original                     Date of                  Leasehold
                                           or         Year Leased                     Lease                 Improvements at
Location                                  Owned       or Acquired                   Expiration              March 31, 2000
------------------------------------     ------       -----------                ------------------        -----------------
                                                                                                            (In thousands)
Executive/Branch Office:
   1299 Beacon Street
   Brookline, MA 02446..............     Owned            1950                          --                     $  653

Administrative Office:
   1309 Beacon Street
   Brookline, MA 02446.............      Leased           1987                    February 2002 (1)               117

   1319 Beacon Street
   Brookline, MA 02446.............      Leased           1999                    November 2004 (1)               131

Branch Offices:
   184 Massachusetts Avenue
   Boston, MA 02115.................     Leased           1973                    December 2000                    14

   Dedham Mall
   Dedham, MA 02026...............       Leased           1982                    June 2000 (2)                     _

   61 Lenox Street
   Norwood, MA 02062..............       Owned            1975                          --                        196

   705 High Street
   Westwood, MA 02090.............       Owned            1977                          --                        130

   931 Main Street
   Walpole, MA. 02081................    Leased           2000                    January 2010 (3)                148
                                                                                                               ------

                  Total............................................................................            $1,389
                                                                                                               ======

---------------------
(1) The Bank has an option to renew this lease for one additional five-year period.
(2) The Bank is in the process of renewing this lease for a five-year period, with an option for an additional five-year period.
(3) The Bank has an option to renew this lease for one additional ten-year period.

Item 3. Legal Proceedings.

     The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.


PART II

Item 5. Market  for the  Registrant's  Common  Equity and  Related  Stockholder
        Matters.

     The Common Stock of the Company is traded on the American Stock Exchange under the symbol "BYS." The stock began trading on March 30, 1998. As of May 31, 2000, there were 432 registered recordholders of the Common Stock of the Company, which includes shares held in street name. The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange.

                                                                  Year Ended March 31, 2000
                                             -------------------------------------------------------------------
                                             4th Quarter       3rd Quarter        2nd Quarter        1st Quarter
                                             -------------------------------------------------------------------
     High .............................      $ 19.625            $  20.00           $  21.00            $  22.25
     Low ..............................      $ 15.875            $  19.00           $ 19.125            $20.3125
     Dividend Paid ....................      $   0.08            $   0.08           $   0.06            $   0.06

Item 6. Selected Financial Data

                                                                              At or for the years ended March 31,
                                                              -----------------------------------------------------------------
                                                                2000          1999          1998           1997          1996
                                                              -----------------------------------------------------------------
     Selected Balance Sheet Data:                                            (In thousands, except per share data)
     Total Assets ......................................     $ 460,137     $ 359,404     $ 295,291      $ 233,074     $ 219,850
     Investments .......................................        32,939        31,675        56,795         16,456        19,467
     Loans, net ........................................       393,093       304,372       224,928        207,063       186,534
     Mortgage loans held for sale ......................            --           321           822             --            47
     Deposits ..........................................       247,344       218,955       209,956        198,124       188,981
     FHLB advances .....................................       147,527        77,119        20,000         14,500        11,650
     Stockholders' equity ..............................        52,630        60,298        63,574         19,474        17,962
     Allowance for loan losses .........................         3,915         3,027         2,513          1,687         1,774
     Non-performing loans ..............................         1,224         1,964         2,279          1,546         1,150
     Non-performing assets .............................         1,286         1,964         2,279          1,619         1,215
     Book value per share ..............................     $   29.06     $   26.88     $   27.02            N/A           N/A

     Selected Operating Data:
       Interest income .................................     $  30,973     $  23,426     $  19,249      $  17,476     $  16,548
       Interest expense ................................        16,355        10,758        10,200          9,218         8,423
                                                             ---------     ---------     ---------      ---------     ---------
         Net interest income ...........................        14,618        12,668         9,049          8,258         8,125
       Provision for loan losses .......................           875           617           856            117             1
                                                             ---------     ---------     ---------      ---------     ---------
         Net interest income after provision
           for loan losses .............................        13,743        12,051         8,193          8,141         8,124
       Total noninterest income ........................         1,106           431           313            407           366
       Total noninterest expense .......................        10,612         8,706        11,008          7,409         5,537
                                                             ---------     ---------     ---------      ---------     ---------
         Income before income taxes ....................         4,237         3,776        (2,502)         1,139         2,953
       Income taxes (benefit) ..........................         1,482         1,542          (751)            10         1,269
                                                             ---------     ---------     ---------      ---------     ---------
           Net Income (loss) ...........................     $   2,755     $   2,234     $  (1,751)     $   1,129     $   1,684
                                                             =========     =========     =========      =========     =========
     Per Share Data:

       Basic earnings ...................................     $   1.34     $    0.97           N/A            N/A           N/A
       Diluted earnings .................................     $   1.34     $    0.95           N/A            N/A           N/A
       Dividends paid ...................................     $   0.28     $    0.05           N/A            N/A           N/A

                                                                                  At or for the years ended March 31,
                                                                 -----------------------------------------------------------------
                                                                   2000          1999          1998           1997          1996
                                                                 -----------------------------------------------------------------
     Performance Ratios:
     Return on average assets ..........................            0.65%         0.71%        (0.71)%         0.50%         0.84%
     Return on average equity ..........................            4.82          3.58         (8.64)          6.00         10.1
     Average equity as a percent of average
     assets ............................................           13.38         19.88          8.27           8.30          8.30
     Interest rate spread ..............................            3.13          3.36          3.54           3.48          3.90
     Net interest margin ...............................            3.63          4.19          3.82           3.76          4.20
     Average interest-earning assets to
         average interest bearing liabilities...........          112.36        123.34        106.52         106.56        107.03
     Operating expense as a percent of
         average total assets ..........................            2.49          2.77          4.49           3.27          2.77

      Dividend payout ratio ............................           20.90          5.26           N/A            N/A           N/A

     Capital Ratios:
     Leverage capital ratio.............................            9.15         11.66         13.31           8.20          8.20
     Risk-based capital ratio ..........................           15.84         19.99         26.25          16.02         16.86

     Asset Quality Ratios:
     Nonperforming loans as a percent
         of loans receivable, net ......................            0.31          0.64          1.00           0.74          0.61
     Nonperforming assets as a percent
         of total assets ...............................            0.28          0.55          0.77           0.69          0.55
     Allowance for loan losses as a percent
         of loans before allowance for loan
            losses .....................................            0.99          0.98          1.10          0.81           0.94
     Allowance for loan losses as a percent
         of nonperforming loans ........................          319.85%       154.12%       110.27%        109.12%       154.26%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following  discussion  should be read in conjunction with the "Selected
Financial  Data"  and  Consolidated   Financial  Statements  and  related  Notes
appearing elsewhere in this Form 10-K.

General

     The Company does not transact any material business other than through its wholly-owned subsidiary, the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan sale activities and loan servicing. The Bank's non interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, federal deposit insurance premiums, data processing, advertising and business promotion and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank.

     This Form 10-K contains forward looking statements that are based on assumptions and describe future plans, strategies, and expectations of the Company. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Operating Strategy

     Management's primary goal has been to maintain the Bank's profitability, asset quality and its capital position by: (i) investing primarily in one- to four-family loans secured by properties located in its primary market area; (ii) investing in multi-family, commercial real estate and construction and development loans secured by properties located in the Bank's primary market area, to the extent that such loans meet the Bank's general underwriting criteria; (iii) investing funds not utilized for loan investments in short-term U.S. Treasury and mortgage-backed and mortgage-related securities; and (iv) managing interest rate risk by emphasizing the origination of adjustable-rate loans and short-term fixed-rate loans and investing in short-term securities and generally selling longer-term fixed-rate loans that the Bank originates. The Bank intends to continue this operating strategy in an effort to enhance its long-term profitability while maintaining a reasonable level of interest rate risk and enhance such strategy by expanding the products and services it offers, as necessary, in order to improve its market share in its primary market area. In this regard, the Bank offers business checking accounts, 24-hour banking by telephone, debit card services and Internet banking.

Comparison of Financial Condition at March 31, 2000 and March 31, 1999

     Total assets at March 31, 2000 were $460.1 million, compared to $359.4 million at March 31, 1999, an increase of $100.7 million, or 28.0%. Asset growth was primarily due to the increased loan and investment securities portfolios; funded by an increase of $70.4 million in FHLB borrowings and an $28.4 million increase in deposits.

     Investments at March 31, 2000 totalled $32.9 million, an increase of $1.2 million, or 3.8%, compared to $31.7 million at March 31, 1999. The increase was the result of the purchase of mortgage backed securities, offset by a reduction in short-term investments, which were used to fund loan growth.

     Loans receivable, net of allowance for loan losses and deferred loan origination fees, increased $88.7 million to $393.1 million at March 31, 2000, or 29.1%, compared to $304.4 million at March 31, 1999. The increase in loans was due to a $32.5 million, or 19.2%, increase in one- to four-family loans, a $20.9 million, or 36.1%, increase in multi-family loans, a $28.0 million, or 41.4%, increase in commercial real estate loans, a $3.1 million, or 76.5%, increase in construction and development loans and a $5.3 million, or 61.3%, increase in consumer loans.

     Non-performing assets at March 31, 2000 were $1.3 million, compared to $2.0 million at March 31, 1999, a decrease of 35.0%. This decrease was the result of certain non-accrual loans being paid off or brought current. The allowance for loan losses increased $875,000 to $3.9 million at March 31, 2000, compared to $3.0 million at March 31, 1999, an increase of 30.0%. At March 31, 2000 the allowance represents 319.8% of non-performing loans and 0.99% of total loans, compared to 154.1% of non-performing loans and 0.98% of total loans at March 31, 1999. Total REO at March 31, 2000 was $62,000 and there was no REO at March 31, 1999.

     Deposits increased 12.9%, to $247.3 million at March 31, 2000 from $219.0 million at March 31, 1999. The deposit growth occurred primarily in MMDA accounts and Certificate of Deposit accounts, which increased $16.9 million, or 31.2%, and $11.0 million, or 10.1%, respectively. Borrowed funds which consist of Federal Home Loan Bank borrowings, and to a lesser extent a repurchase agreement and Federal Funds Purchased, totalled $155.7 million at March 31, 2000, a 101.9% increase over the $77.1 million in borrowings at March 31, 1999, which consisted solely of Federal Home Loan Bank borrowings. The increased level of FHLB borrowings were in the 10-year maturity, with callable features after one-year at the option of the lender, fixed maturity advances, and two-, three- and five-year amortizing advances. The repurchase agreement totalled $5.6 million and Federal Funds purchased totalled $2.5 million, at March 31, 2000. The increased borrowings were used to fund asset growth.

     Total equity was $52.6 million, or 11.4% of total assets at March 31, 2000, a decrease of $7.7 million, or 12.7%, from the $60.3 million, or 16.8% of total assets at March 31, 1999. The change in equity was primarily the result of the repurchase of 452,190 shares of common stock at a cost of $8.8 million, and the reduction in the market value of investment securities classified as available-for-sale offset by net income of $2.8 million for the period. The Company's book value per share at March 31, 2000 was $29.06, compared to $26.88 at March 31, 1999.

Comparison of Operating Results for the Years Ended March 31, 2000 and 1999

General

     Net income for the fiscal year ended March 31, 2000, totalled $2.8 million, or $1.34 per share, compared to $2.2 million, or $0.97 per share for the fiscal year ended March 31, 1999. This represents an increase of 23.3% in net income and a 38.1% increase in earnings per share, over the last fiscal year. The net income for the fiscal year ended March 31, 2000 represents a return on average assets of 0.65% and a return on average equity of 4.82%, compared to 0.71% and 3.58% for the last fiscal year, respectively.

Interest Income

     Interest income for the fiscal year ended March 31, 2000 was $31.0 million, compared to $23.4 million for the year ended March 31, 1999, an increase of $7.6 million, or 32.5%. The increase in interest income was a result of an increase in the average balance of interest earning assets. The average balance of interest-earning assets increased from $302.5 million for fiscal year 1999 to $402.2 million for fiscal year 2000, an increase of $99.7 million, or 33.0%. The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans, net, of $95.4 million, or 36.5%, and an increase in investment securities and mortgage-backed securities totalling $17.8 million, or 68.4%. The yield on average interest-earning assets decreased 4 basis points to 7.70%.

Interest Expense

     Interest expense for the fiscal year ended March 31, 2000 was $16.4 million, compared to $10.8 million for the year ended March 31, 1999, an increase of $5.6 million, or 52.0%. The increase in interest expense was primarily due to an increase in the average balance and cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $245.3 million for fiscal year 1999 to $358.0 million, an increase of $112.7 million, or 45.9%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of borrowed funds totalling $98.7 million, or 250%, and an increase in the average balance of deposit accounts totalling $14.1 million, or 6.8%. The cost of average interest-bearing liabilities increased 19 basis points to 4.57%, for the fiscal year ended March 31, 2000.

Net Interest Income

     Net interest income before the provision for loan losses increased $2.0 million, or 15.4%, for the fiscal year ended March 31, 2000, primarily attributable to a growth in the loan portfolio. For the fiscal year ended March 31, 2000 the net interest margin was 3.63%, compared to 4.19% for the Fiscal year ended March 31, 1999

Provision for Loan Losses

     The provision for loan losses was $875,000 for the fiscal year ended March 31, 2000, compared to $617,000 for the fiscal year ended March 31, 1999. The level of the reserve position for the fiscal year ended March 31, 2000 was a direct result of the growth in the loan portfolio and the increased level of multi-family and commercial real estate loans, which generally bear a higher risk than single family residential lending. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio.

     While management estimates loan losses using the best available information, no assurances can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control. Additionally, with the expectation of the Bank to grow its existing loan portfolio, future additions to the allowance may be necessary to maintain adequate coverage ratios.

Noninterest Income

     For the fiscal year ended March 31, 2000 noninterest income totalled $1.1 million, compared to $431,000 for the fiscal year ended March 31, 1999, an increase of $675,000, or 157%. These increases were primarily a result of tax-advantaged income received on bank owned life insurance policies, fees on loans and deposit accounts and income received from alternative investment services offered by the bank. In addition the Company recognized unrealized gains on trading securities, which represents an increase in the market value of the assets supporting certain employee benefit plans, which also results in a corresponding expense in salaries and benefits.

Noninterest Expense

     Total noninterest expense was $10.6 million for the fiscal year ended March 31, 2000, compared to $8.7 million for the fiscal year ended March 31, 1999, an increase of $1.9 million, or 21.9%. Total salaries and benefits increased $1.3 million, or 23.5%, the result of an increase in compensation expense associated with the Company's stock-based benefit plans, and a general increase in salaries and employee benefit plans due to the increase in the number of employees, compared to the year ended March 31, 1999. Occupancy and equipment expenses totalled $1.2 million compared to $1.0 million for the fiscal year ended March 31, 1999, an increase of $180,000, or 17.7%. This increase was a result of the increased depreciation on building and leasehold improvements, and lease payments and expenses associated with the purchases of furniture, fixtures and equipment for the additional office space leased and the opening of the new branch location. Advertising expenses totalled $538,000 for the fiscal year ended March 31, 2000, compared to $240,000 for the fiscal year ended March 31, 1999, an increase of $298,000, or 124%, primarily a result of the development and roll out of new deposit products and retail services and the opening of the Walpole branch. Data processing expense totalled $274,000 for the fiscal year ended March 31, 2000, compared to $249,000 for the fiscal year ended March 31, 1999, an increase of 10.0%. Other expenses increased $252,000, or 27.0%.

Income Taxes

     For the fiscal year ended March 31, 2000, income taxes of $1.5 million were provided on net income before tax of $4.2 million, for an effective rate of 35.0%, compared to $1.5 million on income before taxes of $3.8 million for an effective rate of 40.9%, for the fiscal year ended March 31, 1999. The effective tax rate for the current periods are lower than the prior periods due to various tax planning strategies implemented by the Company, specifically the purchase of tax-advantaged life insurance products and the establishment of two Massachusetts securities corporations at the Bank level, which lowered state taxes.

Comparison of Operating Results for the Years Ended March 31, 1999 and 1998

General

     Net income for the fiscal year ended March 31, 1999 totalled $2.2 million, or $0.97 per share, compared to a net loss of $1.8 million for the March 31, 1998 period. Since the Company converted to a stock form of ownership on March 27, 1998, earnings per share data for the previous year is not available. The net loss for the fiscal year ended March 31, 1998 resulted primarily from the recognition of certain items related to the Conversion. As part of the Conversion the Company established The Bay State Federal Savings Charitable Foundation by donating 187,795 shares of the Company's stock to the Foundation. The total contribution expense associated with the transaction was $3.8 million, or $2.5 million net of income taxes.

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

Interest Income

     Interest income for the fiscal year ended March 31, 1999 was $23.4 million, compared to $19.2 million for the March 31, 1998 period, an increase of $4.2 million, or 21.7%. The increase in interest income was the net result of an increase in the average balance of interest-earning assets and a decrease in the yield on interest-earning assets. The average balance of interest-earning assets increased from $237.1 million for fiscal 1998 to $302.5 million for fiscal 1999, an increase of $65.4 million, or 27.6%.

Interest Expense

     Interest expense for the fiscal year ended March 31, 1999 was $10.8 million, compared to $10.2 million for the March 31, 1998 period, an increase of $600,000, or 5.5%. This increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities offset by a decrease in the cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $222.6 million for fiscal 1998 to $245.3 million for fiscal 1999, an increase of $22.7 million, or 10.2%.

Net Interest Income

     Net interest income before the provision for loan losses increased $3.6 million, or 40.0%, for the fiscal year. The increase was primarily the result of the increased level of the loan and investment portfolios and a 37 basis point increase in net interest margin. The net interest margin was 4.19% for the fiscal year ended March 31, 1999, compared to 3.82% for the March 31, 1998 period.

Provision for Loan Losses

     The provision for loan losses was $617,000 for the fiscal year ended March 31, 1999, compared to $856,000 for the March 31, 1998 period. The level of reserve provision for the fiscal year ended March 31, 1998 was made after an assessment of the Bank's loan portfolio, in particular specific loan pools that were internally classified by the Bank, specifically loans acquired in the Union Federal merger. The level of reserve provision for the fiscal year ended March 31, 1999, was a result of management's assessment of the loan portfolio and, more specifically, the growth in the loan portfolio.

     At March 31, 1999 the allowance for loan losses totalled $3.0 million, representing 154.12% of nonperforming loans and 0.98% of total loans, compared to $2.5 million, representing 110.27% of nonperforming loans and 1.10% of total loans at March 31, 1998.

Noninterest Income

     Noninterest income for the fiscal year ended March 31, 1999 totalled $431,000 compared to $313,000 for the March 31, 1998 period, an increase of $118,000, or 37.7%. These increases were primarily the result of an increase in gains on the sale of loans, fees on deposit accounts and income recognized on bank owned life insurance policies purchased by the Bank.

Noninterest Expense

     Total noninterest expense was $8.7 million for the fiscal year ended March 31, 1999, compared to $11.0 million for the March 31, 1998 period, a decrease of 20.9%. Total salaries and benefits increased $994,000, or 21.9%, the result of an increase of $418,000 in compensation expense associated with the Company's stock-based benefit plans, and a general increase in salaries and benefits due to the increase in the number of employees compared to the same period last year. Occupancy and equipment expense totalled $1.0 million compared to $944,000 for the same period last year, an increase of 7.94%, primarily from the increased level of depreciation on building and leasehold improvements. Advertising expense increased $66,000, or 37.9% associated with the development and marketing of certain new deposit products and investment services.

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

Income Taxes

     For the fiscal year ended March 31, 1999 income taxes of $1.5 million were provided on net income before tax of $3.8 million for an effective rate of 40.9%, compared to a tax benefit of $751,000 on a loss before taxes of $2.5 million for an effective rate of 30.0%, for the same period last year. The effective tax rate for the current period was different than the prior periods due to the nondeductibility of certain expenses associated with the Conversion and the reduction in the state tax rate for banks.

Average Balances, Interest and Average Yields/Costs.

     The following table sets forth certain information relating to the Bank for the years ended March 31, 2000, 1999, and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees, which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

                                                                           For the Years Ended March 31,
                                             -------------------------------------------------------------------------------------
                                                               2000                                          1999
                                             -----------------------------------------     ---------------------------------------
                                                                               Average                                     Average
                                              Average                           Yield/     Average                          Yield/
                                              Balance          Interest          Cost      Balance          Interest         Cost
                                              -------          --------        -------     -------          --------       -------
                                                                            (Dollars in thousands)
Assets:
   Interest-earning assets:
      Federal funds sold/FHLB
         overnight account ...............   $  2,032         $     97           4.77%     $ 15,478         $    839         5.42%
   Investment securities (1) .............     23,727            1,406           5.91        21,898            1,250         5.71
   Mortgage-backed and
      mortgage-related securities ........     19,971            1,256           6.29         4,045              253         6.26
   Loans, net and mortgage ...............    356,468           28,214           7.91       261,080           21,084         8.08
                                              -------           ------                      -------           ------
      loans held-for-sale (2)
         Total interest-earning
            assets .......................    402,198           30,973           7.70       302,501           23,426         7.74
                                                                ------                                        ------
   Noninterest-earning assets ............     24,746                                        11,584
                                             --------                                      --------
         Total assets ....................   $426,944                                      $314,085
                                             ========                                      ========

Liabilities and Equity:
   Interest-bearing liabilities:
      NOW accounts .......................   $ 22,993         $    256           1.11%     $ 21,872         $    331         1.51%
      Regular savings accounts ...........     25,484              512           2.01        27,250              610         2.24
      Money market accounts ..............     58,644            2,278           3.88        46,489            1,895         4.08
      Certificate accounts ...............    112,798            5,838           5.18       110,246            5,988         5.43
                                             --------         --------                     --------         --------
         Total interest-bearing
            deposits .....................    219,919            8,884           4.04       205,857            8,824         4.29
      Other Borrowings ...................      7,035              396           5.63          --               --           --
      FHLB advances ......................    131,015            7,075           5.40        39,404            1,934         4.84
                                             --------         --------                     --------         --------
         Total interest-bearing
            liabilities ..................    357,969           16,355           4.57       245,261           10,758         4.38
                                                              --------                                      --------
   Demand deposits (3) ...................      4,212                                           658
   Other liabilities .....................      7,634                                         5,719
                                             --------                                      --------

         Total liabilities ...............    369,815                                       251,638
   Equity ................................     57,129                                        62,447
                                             --------                                      --------
         Total liabilities and
            equity .......................   $426,944                                      $314,085
                                             ========                                      ========

   Net interest income/Net
      interest rate spread (4) ...........                    $ 14,618           3.13%                      $ 12,668         3.36%
                                                              ========           ====                       ========         ====
   Net interest margin (5) ...............                                       3.63%                                       4.19%
                                                                                 ====                                        ====
   Ratio of interest-earning
      assets to interest-bearing
      liabilities ........................     112.36%                                       123.34%
                                               ======                                        ======
                                                                                       For the Years Ended March 31,
                                                                               ---------------------------------------------
                                                                                                    1998
                                                                               ---------------------------------------------
                                                                                                                     Average
                                                                               Average                                Yield/
                                                                               Balance              Interest           Cost
                                                                               -------              --------         -------
Assets:
   Interest-earning assets:
      Federal funds sold/FHLB
         overnight account ..............................                      $  5,150             $    368            7.15%
   Investment securities (1) ............................                        13,642                  819            6.00
   Mortgage-backed and
      mortgage-related securities .......................                         2,787                  190            6.82
   Loans, net and mortgage ..............................                       215,542               17,872            8.29
      loans held-for-sale (2)                                                  --------             --------
         Total interest-earning
            assets ......................................                       237,121               19,249            8.12
                                                                                                    --------
   Noninterest-earning assets ...........................                         8,096
                                                                               --------
         Total assets ...................................                      $245,217
                                                                               ========

Liabilities and Equity:
   Interest-bearing liabilities:
      NOW accounts ......................................                      $ 21,494             $    389            1.81%
      Regular savings accounts ..........................                        29,167                  824            2.83
      Money market accounts .............................                        43,019                1,684            3.91
      Certificate accounts ..............................                       107,820                6,097            5.65
                                                                               --------              -------
         Total interest-bearing
            deposits ....................................                       201,500                8,994            4.46
      Other Borrowings ..................................                            --                   --              --
      FHLB advances .....................................                        21,102                1,206            5.72
                                                                               --------              -------
         Total interest-bearing
            liabilities .................................                       222,602               10,200            4.58
                                                                                                     -------
   Demand deposits (3) ..................................                           257
   Other liabilities ....................................                         2,088
                                                                               --------
         Total liabilities ..............................                       224,947
   Equity ...............................................                        20,270
                                                                               --------
         Total liabilities and
            equity ......................................                      $245,217
                                                                               ========

   Net interest income/Net
      interest rate spread (4) ..........................                                            $ 9,049            3.54%
                                                                                                     =======            ====

   Net interest margin (5) ..............................                                                               3.82%
                                                                                                                        ====

   Ratio of interest-earning
      assets to interest-bearing
      liabilities .......................................                                             106.52%
                                                                                                     =======

-----------------------------------------
(1) Includes investment securities available-for-sale and held-to-maturity, Co-operative Central Bank Liquidity Fund, and stock in FHLB-Boston.

(2) Amount is net of deferred loan origination costs, undisbursed proceeds of construction loans in process, allowance for loan losses and includes non-accruing loans. The Bank records interest income on non-accruing loans on a cash basis.

(3) Demand deposits primarily represent noninterest-bearing custodial accounts and Treasurers checks issued not yet cleared.

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

                                                                                               Year Ended March 31, 2000
                                                                                                      Compared to
                                                                                               Year Ended March 31, 1999
                                                                                    -----------------------------------------------
                                                                                                  Increase (Decrease)
                                                                                                         Due to
                                                                                    --------------------------------
                                                                                     Volume               Rate                 Net
                                                                                    -----------------------------------------------
                                                                                                     (In thousands)
Interest-earning assets:
   Federal funds sold/FHLB overnight account ...........................            $  (680)            $   (63)            $  (743)
   Investment securities ...............................................                 49                 156                 469
   Mortgage-backed securities ..........................................              1,002                   2               1,004
   Loans, net, and mortgage loans held-for-sale ........................              7,540                (410)              7,130
                                                                                    -------             -------             -------
         Total interest-earning assets .................................              7,969                (422)              7,547
                                                                                    -------             -------             -------


Interest-bearing liabilities:
   NOW accounts ........................................................                 18                 (93)                (75)
   Regular savings accounts ............................................                (38)                (60)                (98)
   Money market accounts ...............................................                467                 (84)                383
   Certificate accounts ................................................                145                (295)               (150
                                                                                    -------             -------             -------
         Total deposits ................................................                592                (532)                 60
    Other Borrowings ...................................................                 --                 396                 396
   FHLB advances .......................................................              4,928                 213               5,141
                                                                                    -------             -------             -------
         Total interest-bearing liabilities ............................              5,520                  77               5,597
                                                                                    -------             -------             -------
Net change in net interest income ......................................            $ 2,449             $  (499)            $ 1,950
                                                                                    =======             =======             =======
                                                                                                Year Ended March 31, 1999
                                                                                                       Compared to
                                                                                                Year Ended March 31, 1998
                                                                                    -----------------------------------------------
                                                                                                    Increase (Decrease)
                                                                                                         Due to
                                                                                    --------------------------------
                                                                                     Volume               Rate                 Net
                                                                                    -----------------------------------------------
Interest-earning assets:
   Federal funds sold/FHLB overnight account ...........................            $   535             $   (64)            $   471
   Investment securities ...............................................                469                 (38)                431
   Mortgage-backed securities ..........................................                 77                 (14)                 63
   Loans, net, and mortgage loans held-for-sale ........................              3,664                (452)              3,212
                                                                                    -------             -------             -------
         Total interest-earning assets .................................              4,745                (568)              4,177
                                                                                    -------             -------             -------


Interest-bearing liabilities:
   NOW accounts ........................................................                  7                 (65)                (58)
   Regular savings accounts ............................................                (51)               (163)               (214)
   Money market accounts ...............................................                140                  71                 211
   Certificate accounts ................................................                144                (253)               (109)
                                                                                    -------             -------             -------
         Total deposits ................................................                240                (410)               (170)
    Other Borrowings ...................................................                 --                  --                  --
   FHLB advances .......................................................                884                (156)                728
                                                                                    -------             -------             -------
         Total interest-bearing liabilities ............................              1,124                (566)                558
                                                                                    -------             -------             -------
Net change in net interest income ......................................            $ 3,621             $    (2)            $ 3,619
                                                                                    =======             =======             =======

Management of Interest Rate Risk and Market Risk Analysis

     The principal objective of the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank's Board of Directors has an Asset/Liability Committee which reviews its asset/liability policies and interest rate risk position. Such Committee, which meets on a regular basis, reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2000, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a negative 16.4%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2000, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2000, on the basis of contractual maturities, and scheduled rate adjustments within a one year period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Money Market accounts, Regular Savings accounts and NOW accounts are assumed to have annual decay rates of 80%, 15% and 5%, respectively. Deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed decay rates will approximate future withdrawal activity.

                                                                                  More                 More                 More
                                                                                  than                 than                 than
                                                                                 1 Year               2 Years              3 Years
                                                               1 Year              to                   to                   to
                                                              or Less            2 Years              3 Years              4 Years
                                                             -----------------------------------------------------------------------
                                                                                      (Dollars in thousands)
Interest-earning assets:
   Short-term investments ..........................         $     600           $      --           $      --           $      --
   Securities ......................................            15,944                  --                  --               1,000
   Mortgage-backed
      Securities ...................................                --                  --                  --                  --
   Stock in FHLB-Boston ............................             8,051                  --                  --                  --
   Loans ...........................................           122,155              35,648              50,899              35,232
                                                             ---------           ---------           ---------           ---------
      Total interest-earning assets ................         $ 146,750           $  35,648           $  50,899           $  36,232
                                                             =========           =========           =========           =========

Interest-bearing liabilities:
   Money market accounts ...........................         $  56,894           $  10,668           $   3,556           $      --
   Regular savings accounts ........................             4,031               4,031               4,031               4,031
   NOW accounts ....................................             1,120               1,120               1,120               1,120
   Certificate accounts ............................            93,012              19,903               4,233                 659
   Repurchase Agreements and Other
      borrowed funds ...............................             8,137                  --                  --                  --
   FHLB advances ...................................            58,848              29,570               4,609                  --
                                                             ---------           ---------           ---------           ---------
      Total interest-bearing
         liabilities ...............................         $ 222,042           $  65,292           $  17,549           $   5,810
                                                             =========           =========           =========           =========
Interest-earning assets less
   interest-bearing liabilities ....................         $ (75,293)          $ (29,644)          $  33,350           $  30,422
                                                             =========           =========           =========           =========
Cumulative interest-rate
   sensitivity gap .................................         $ (75,293)          $(104,936)          $ (71,586)          $ (41,164)
                                                             =========           =========           =========           =========
Cumulative interest-rate gap as
   a percentage of total assets ....................            (16.36)%            (22.81)%            (15.56)%             (8.95)%
Cumulative interest-rate gap as
   a percentage of total interest-
   earning assets ..................................            (17.16)%            (23.91)%            (16.31)%             (9.38)%
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities .....................................             66.09%              63.48%              76.52%              86.75%
                                                               More
                                                               than
                                                              4 Years               More               Total                 Fair
                                                                 to                 than               Amount                Value
                                                              5 Years             5 Years                (1)                (2)(3)
                                                             -----------------------------------------------------------------------
                                                                                      (Dollars in thousands)
Interest-earning assets:
   Short-term investments ..........................         $      --           $      --           $     600           $     600
   Securities ......................................                --               4,080              16,943              15,336
   Mortgage-backed
      Securities ...................................                --              13,385              17,464              17,011
   Stock in FHLB-Boston ............................                --                  --               8,051               8,051
   Loans ...........................................            39,909             111,941             395,784             388,207
                                                             ---------           ---------           ---------           ---------
      Total interest-earning assets ................         $  39,909           $ 129,406           $ 438,842           $ 429,205
                                                             =========           =========           =========           =========

Interest-bearing liabilities:
   Money market accounts ...........................         $      --           $      --           $  71,117           $  71,117
   Regular savings accounts ........................             4,031               6,719              26,876              26,876
   NOW accounts ....................................             1,120              16,794              22,392              22,392
   Certificate accounts ............................             2,851                   1             120,659             120,588
   Repurchase Agreements and Other
      borrowed funds ...............................                --                  --               8,137               8,137
   FHLB advances ...................................                --              54,500             147,527             146,937
                                                             ---------           ---------           ---------           ---------
      Total interest-bearing
         liabilities ...............................         $   8,002           $  78,014           $ 396,708           $ 396,047
                                                             =========           =========           =========           =========
Interest-earning assets less
   interest-bearing liabilities ....................         $  31,907           $  51,392           $  42,134
                                                             =========           =========           =========
Cumulative interest-rate
   sensitivity gap .................................         $  (9,257)          $  42,134
                                                             =========           =========
Cumulative interest-rate gap as
   a percentage of total assets ....................             (2.01)%              9.16%
Cumulative interest-rate gap as
   a percentage of total interest-
   earning assets ..................................             (2.11)%              9.60%
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities .....................................             97.10%             110.62%


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

     Net Portfolio Value. As part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of December 31, 1999 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.

      Change in                                                                                      NPV as % of Portfolio
    Interest Rates               ---------------------------------------------------                    Value of Assets
    In Basis Points                             Net Portfolio Value                              ----------------------------
     (Rate Shock)                Amount               $ Change              % Change             NPV Ratio         Change (1)
    ---------------              ------               --------              --------             ---------         ----------
                                                                     (Dollars in thousands)

          300                    $16,044              (16,353)                 (50)%                3.93 %            (360)
          200                     22,056              (10,341)                 (32)                 5.30              (223)
          100                     27,846               (4,550)                 (14)                 6.57               (96)
         Static                   32,397                  --                    --                  7.53                --
         (100)                    35,986                3,589                   11                  8.26                73
         (200)                    39,387                6,990                   22                  8.93               140
         (300)                    38,326                5,929                   18                  8.67               114

     -------------
     (1) Expressed in basis points

     As is the case with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's current required liquidity ratio is 4%. At March 31, 2000 and March 31, 1999, the Bank's liquidity ratios were 6.1% and 5.8%, respectively. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2000, cash and cash equivalents and investment securities totalled $38.3 million, or 8.3% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2000, the Bank had $147.5 million in advances outstanding from the FHLB and an additional overall borrowing capacity from the FHLB of $49.6 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At March 31, 2000, the Bank had commitments to fund loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $25.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2000, totalled $93.0 million.

     At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $41.6 million, or 9.2%, of total adjusted assets, which is above the required level of $6.8 million, or 1.5%; core capital of $41.6 million, or 9.2%, of total adjusted assets, which is above the required level of $18.2 million, or 4.0%; and risk-based capital of $45.7 million, or 15.8%, of risk-weighted assets, which is above the required level of $23.1 million, or 8.0%.

Year 2000 Compliance

     The Bank accomplished the objectives established in its Year 2000 Action Plan. All internal software and hardware used in Bank's business made it through the transition from 1999 to 2000 without any known abnormalities or inaccurate results. In addition, the Bank's critical vendors and suppliers have informed the Bank that they have also made the transition successfully. Furthermore, the Bank has not been notified by any of its significant borrowers of any material Year 2000 related problems that would adversely affect the borrowers' abilities to satisfy their current obligations to the Bank.

     Other critical, future dates previously identified as being potentially vulnerable to the Year 2000 problem were tested as part of the century rollover testing. All critical applications thought to be impacted by future dates were evaluated and further testing of various dates conducted as necessary. Any potential problems identified during this testing have been corrected.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements and Notes thereto presented elsewhere in this Form 10-K have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

     In June of 1998,  FASB  issued  SFAS No.  133,  Accounting  for  Derivative
Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133. SFAS No. 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this settlement is not expected to have a material impact on the Company's financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company's Market Risk see "Management of Interest Rate Risk and Market Risk Analysis" under Item 7 of this Form 10-K.

Item 8 Financial Statements and Supplementary Data.

               [LETTERHEAD OF SHATSWELL, MACLEOD & COMPANY, P.C.]


The Board of Directors and Stockholders
Bay State Bancorp, Inc.
Brookline, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.


                                          /s/ Shatswell, MacLeod & Company, P.C.
                                          SHATSWELL, MacLEOD & COMPANY, P.C.

April 18, 2000

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2000 AND 1999
                      (In Thousands, Except Per Share Data)
                                                                                     2000                1999
                                                                                  -----------         ----------
ASSETS
Cash and due from banks                                                             $   5,392          $   3,738
Short-term investments                                                                    600              6,369
                                                                                    ---------          ---------
           Cash and cash equivalents                                                    5,992             10,107
Investments in available-for-sale securities (at fair value)                           31,812             24,350
Investments in held-to-maturity securities (fair values of $535 as of
   March 31, 2000 and $978 as of March 31, 1999)                                          527                956
Stock in Federal Home Loan Bank of Boston, at cost                                      8,051              3,850
Loans, net of the allowance for loan losses of $3,915 as of March 31, 2000
   and $3,027 as of March 31, 1999                                                    393,093            304,372
Loans held-for-sale                                                                        --                321
Premises and equipment, net of depreciation and amortization                            3,078              2,564
Other real estate owned                                                                    62                 --
Investment in bank owned life insurance                                                 7,888              6,054
Accrued interest receivable                                                             2,470              1,920
Deferred tax asset, net                                                                 3,811              2,728
Other assets                                                                            3,353              2,182
                                                                                    ---------          ---------
           Total assets                                                             $ 460,137          $ 359,404
                                                                                    =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                              $   6,300          $   3,425
   Interest-bearing                                                                   241,044            215,530
                                                                                    ---------          ---------
           Total deposits                                                             247,344            218,955
Advances from Federal Home Loan Bank of Boston                                        147,527             77,119
Securities sold under agreements to repurchase                                          5,630                 --
Other borrowed funds                                                                    2,507                 --
Other liabilities                                                                       4,499              3,032
                                                                                    ---------          ---------
           Total liabilities                                                          407,507            299,106
                                                                                    ---------          ---------
Stockholders' equity:
   Common stock, par value $.01 per share; authorized 11,000,000 shares;
      issued 2,535,232 shares                                                              25                 25
   Paid-in capital                                                                     49,207             49,277
   Retained earnings                                                                   21,600             19,463
   Accumulated other comprehensive income (loss)                                       (1,788)                45
   Unearned ESOP shares, 141,306 and 161,588 shares                                    (2,826)            (3,232)
   Treasury stock at cost, 578,952 and 126,762 shares                                 (11,907)            (3,107)
   Unearned shares, stock-based incentive plan, 75,076 and 97,069 shares               (1,681)            (2,173)
                                                                                    ---------          ---------
           Total stockholders' equity                                                  52,630             60,298
                                                                                    ---------          ---------
           Total liabilities and stockholders' equity                               $ 460,137          $ 359,404
                                                                                    =========          =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                 (In Thousands)

                                                                                                 2000          1999           1998
                                                                                               --------      --------      --------
Interest and dividend income:
   Interest and fees on loans                                                                  $ 28,214      $ 21,084      $ 17,872
   Interest and dividends on securities:
      Taxable                                                                                     2,662         1,503         1,009
   Other interest                                                                                    97           839           368
                                                                                               --------      --------      --------
               Total interest and dividend income                                                30,973        23,426        19,249
                                                                                               --------      --------      --------
Interest expense:
   Interest on deposits                                                                           8,884         8,824         8,994
   Interest on Federal Home Loan Bank advances                                                    7,075         1,934         1,206
   Interest on securities sold under agreements to repurchase                                       258          --            --
   Interest on other borrowed funds                                                                 138          --            --
                                                                                               --------      --------      --------
               Total interest expense                                                            16,355        10,758        10,200
                                                                                               --------      --------      --------
               Net interest and dividend income                                                  14,618        12,668         9,049
Provision for loan losses                                                                           875           617           856
                                                                                               --------      --------      --------
               Net interest and dividend income after provision for loan losses                  13,743        12,051         8,193
                                                                                               --------      --------      --------
Other income:
   Other fees and charges                                                                           325           269           174
   Gain on sale of mortgage loans                                                                     7            67            15
   Net gain on trading securities                                                                   240             4          --
   Net increase in cash surrender value of life insurance policies                                  334            54          --
   Other income                                                                                     200            37           124
                                                                                               --------      --------      --------
               Total other income                                                                 1,106           431           313
                                                                                               --------      --------      --------
Other expense:
   Salaries and employee benefits                                                                 6,842         5,539         4,545
   Occupancy expense                                                                                761           675           644
   Equipment expense                                                                                438           344           300
   Advertising                                                                                      538           240           174
   Data processing                                                                                  274           249           225
   Contribution of shares of the common stock of Bay State Bancorp, Inc.
      to The Bay State Federal Savings Charitable Foundation at the
      conversion issued price                                                                      --            --           3,756
   Professional fees                                                                                575           727           431
   Other expense                                                                                  1,184           932           933
                                                                                               --------      --------      --------
               Total other expense                                                               10,612         8,706        11,008
                                                                                               --------      --------      --------
               Income (loss) before income taxes (benefit)                                        4,237         3,776        (2,502)
Income taxes (benefit)                                                                            1,482         1,542          (751)
                                                                                               --------      --------      --------
               Net income (loss)                                                               $  2,755      $  2,234      $ (1,751)
                                                                                               ========      ========      ========

Earnings per share

Earnings per common share                                                                      $   1.34      $    .97           N/A
                                                                                               ========      ========

Earnings per common share, assuming dilution                                                   $   1.34      $    .95           N/A
                                                                                               ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                     (In Thousands, Except Per Share Data)


                                                                                                                      Accumulated
                                                                                                                         Other
                                                              Common              Paid-in            Retained        Comprehensive
                                                               Stock              Capital            Earnings         Income (Loss)
                                                             ---------           ---------           ---------       -------------
Balance, March 31, 1997 ..................................   $    --             $    --             $  19,091           $     383
Comprehensive income:
   Net loss ..............................................        --                  --                (1,751)               --
   Net change in unrealized holding gain on available-
      for-sale securities, net of tax effect of $196 .....        --                  --                  --                   283
          Comprehensive loss .............................        --                  --                  --                  --
2,347,437 shares of common stock issued pursuant to
   initial common stock offering .........................          23              45,245                --                  --
Issuance of 187,795 shares of common stock to The Bay
   State Federal Savings Charitable Foundation ...........           2               3,754                --                  --
202,818 shares of common stock acquired by ESOP ..........        --                  --                  --                  --
Reduction in unearned ESOP shares charged to expense              --                  --                  --                  --
Appreciation in fair value of unearned ESOP shares
   charged to expense ....................................        --                   195                --                  --
                                                             ---------           ---------           ---------       -------------
Balance, March 31, 1998 ..................................          25              49,194              17,340                 666
Comprehensive income:
   Net income ............................................        --                  --                 2,234                --
   Net change in unrealized holding gain on available-
      for-sale securities, net of tax effect .............        --                  --                  --                  (621)
          Comprehensive income ...........................
Purchase of 126,762 shares of treasury stock .............        --                  --                  --                  --
Dividends paid, $0.05 per share ..........................        --                  --                  (111)               --
Reduction in unearned ESOP shares charged to expense .....        --                  --                  --                  --
Appreciation in fair value of unearned ESOP shares
   charged to expense ....................................        --                    95                --                  --
101,409 shares of Company common stock acquired
   for stock-based incentive plan ........................        --                  --                  --                  --
Issuance of 4,340 stock-based incentive plan shares               --                   (12)               --                  --
                                                             ---------           ---------           ---------       -------------
Balance, March 31, 1999 ..................................          25              49,277              19,463                  45

                                                                                                      Unearned
                                                              Unearned                                 Shares,
                                                                ESOP             Treasury            Stock-based
                                                               Shares              Stock            Incentive Plan          Total
                                                             ---------           ---------           -------------    -------------
Balance, March 31, 1997 ............................         $    --             $    --             $    --             $  19,474
Comprehensive income:
   Net loss ...........................................           --                  --                  --                  --
   Net change in unrealized holding gain on available-
      for-sale securities, net of tax effect of $196 .....        --                  --                  --                  --
          Comprehensive loss ..............................       --                  --                  --                (1,468)
2,347,437 shares of common stock issued pursuant to
   initial common stock offering ......................           --                  --                  --                45,268
Issuance of 187,795 shares of common stock to The Bay
   State Federal Savings Charitable Foundation ........           --                  --                  --                 3,756
202,818 shares of common stock acquired by ESOP ....            (4,056)               --                  --                (4,056)
Reduction in unearned ESOP shares charged to expense               405                --                  --                   405
Appreciation in fair value of unearned ESOP shares
   charged to expense .................................           --                  --                  --                   195
                                                             ---------           ---------           ---------       -------------
Balance, March 31, 1998 ............................            (3,651)                                                     63,574
Comprehensive income:
   Net income .........................................           --                  --                  --                  --
   Net change in unrealized holding gain on available-
      for-sale securities, net of tax effect .............        --                  --                  --                  --
          Comprehensive income                                                                                               1,613
Purchase of 126,762 shares of treasury stock .......              --                (3,107)               --                (3,107)
Dividends paid, $0.05 per share ....................              --                  --                  --                  (111)
Reduction in unearned ESOP shares charged to expense               419                --                  --                   419
Appreciation in fair value of unearned ESOP shares
   charged to expense .................................           --                  --                  --                    95
101,409 shares of Company common stock acquired
   for stock-based incentive plan .....................           --                  --                (2,269)             (2,269)
Issuance of 4,340 stock-based incentive plan shares               --                  --                    96                  84
                                                             ---------           ---------           ---------       -------------
Balance, March 31, 1999 ............................            (3,232)             (3,107)             (2,173)             60,298

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                 (In Thousands)

                                   (Continued)

                                                                                                                       Accumulated
                                                                                                                          Other
                                                                Common             Paid-in            Retained        Comprehensive
                                                                Stock              Capital            Earnings         Income (Loss)
                                                             ---------           ---------           ---------        -------------

Comprehensive income:
   Net income                                                     --                  --                 2,755                --
   Net change in unrealized holding gain on available-
      for-sale securities, net of tax effect                      --                  --                  --                (1,833)
         Comprehensive income                                     --                  --                  --                  --
Purchase of 452,190 shares of treasury stock                      --                  --                  --                  --
Dividends paid, $.28 per share                                    --                  --                  (618)               --
Reduction in unearned ESOP shares charged to expense              --                  --                  --                  --
Depreciation in fair value of unearned ESOP shares
   credited to expense                                            --                   (10)               --                  --
Issuance of 21,993 stock-based incentive plan shares              --                   (60)               --                  --
                                                             ---------           ---------           ---------       -------------
Balance, March 31, 2000                                      $      25           $  49,207           $  21,600           $  (1,788)
                                                             =========           =========           =========           =========
                                                                                                      Unearned
                                                              Unearned                                 Shares,
                                                                ESOP             Treasury            Stock-based
                                                               Shares              Stock            Incentive Plan          Total
                                                             ---------           ---------          --------------    -------------

Comprehensive income:
   Net income                                                     --                  --                  --                  --
   Net change in unrealized holding gain on available-
      for-sale securities, net of tax effect                      --                  --                  --                  --
         Comprehensive income                                     --                  --                  --                   922
Purchase of 452,190 shares of treasury stock                      --                (8,800)               --                (8,800)
Dividends paid, $.28 per share                                    --                  --                  --                  (618)
Reduction in unearned ESOP shares charged to expense               406                --                  --                   406
Depreciation in fair value of unearned ESOP shares
   credited to expense                                            --                  --                  --                   (10)
Issuance of 21,993 stock-based incentive plan shares              --                  --                   492                 432
                                                             ---------           ---------           ---------       -------------
Balance, March 31, 2000                                      $  (2,826)          $ (11,907)          $  (1,681)          $  52,630
                                                             =========           =========           =========           =========


Reclassification disclosure for the years ended March 31:

                                                                                          Accumulated
                                                                                             Other            Unearned
                                                                                         Comprehensive          ESOP
                                                                                         Income (Loss)         Shares
                                                                                         -------------        ---------
                                                                                              2000              1999
                                                                                            -------           -------
Net unrealized losses on available-for-sale securities                                      $(2,269)          $  (931)
Less reclassification adjustment for realized gains or losses in net income                    --                --
                                                                                            -------           -------
   Other comprehensive loss before income tax effect                                         (2,269)             (931)
Income tax benefit                                                                              436               310
                                                                                            -------           -------
   Other comprehensive loss, net of tax                                                     $(1,833)          $  (621)
                                                                                            =======           =======

Accumulated other comprehensive income (loss) as of March 31, 2000, 1999 and 1998 consists of net unrealized holding gains (losses) on available-for-sale securities, net of taxes.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                 (In Thousands)

                                                                                            2000            1999              1998
                                                                                         -----------     -----------       ---------
Cash flows from operating activities:
   Net income (loss)                                                                      $   2,755       $   2,234       $  (1,751)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Contribution of shares to The Bay State Federal Savings
            Charitable Foundation                                                              --              --             3,756
         Appreciation (depreciation) in fair value of ESOP shares
            released for allocation                                                             (10)             95             195
         Reduction in unearned ESOP shares                                                      406             419             405
         Earned compensation on stock-based incentive plan                                      432              84            --
         Amortization (accretion) of securities, net                                           (167)             13               9
         Unrealized gain on trading securities                                                 (240)             (4)           --
         Net (increase) decrease in loans held-for-sale                                         321             501            (822)
         Provision for loan losses                                                              875             617             856
         Gain on sale of mortgage loans                                                          (7)            (67)            (15)
         Increase (decrease) in deferred loan origination fees                                  (42)           (272)             33
         Depreciation and amortization                                                          328             282             235
         Gain on sale of other real estate owned                                               --              --               (19)
         Net increase in cash surrender value of life insurance policies                       (334)            (54)           --
         Increase in accrued interest receivable                                               (550)           (660)            (27)
         Increase in other assets                                                              (348)           (269)           (231)
         Deferred tax benefit                                                                  (647)           (353)         (1,707)
         Increase in other liabilities                                                        1,467           1,270             774
                                                                                          ---------       ---------       ---------

   Net cash provided by operating activities                                                  4,239           3,836           1,691
                                                                                          ---------       ---------       ---------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                               (23,626)        (25,465)         (3,141)
   Proceeds from maturities of available-for-sale securities                                 14,064           6,701            --
   Proceeds from maturities of held-to-maturity securities                                      427           3,309           9,272
   Purchases of Federal Home Loan Bank of Boston stock                                       (4,201)         (1,977)           (201)
   Net increase in loans                                                                    (89,609)        (79,722)        (18,969)
   Capital expenditures                                                                        (842)           (265)           (918)
   Proceeds from sales of other real estate owned                                              --              --               322
   Distribution to Rabbi Trust                                                                 (583)           (455)           (704)
   Investment in bank owned life insurance                                                   (1,500)         (6,000)           --
                                                                                          ---------       ---------       ---------

   Net cash used in investing activities                                                   (105,870)       (103,874)        (14,339)
                                                                                          ---------       ---------       ---------

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                   (Continued)

                                 (In Thousands)

                                                                                        2000               1999              1998
                                                                                     -----------       -----------        ---------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts                             17,341             9,040             8,242
   Net increase (decrease) in certificate accounts                                       11,048               (40)            3,627
   Repayment of advances from the Federal Home Loan Bank                               (194,498)           (6,258)          (74,000)
   Advances from the Federal Home Loan Bank                                             264,906            63,377            79,500
   Net increase in securities sold under agreements to repurchase                         5,630              --                --
   Net increase (decrease) in other borrowed funds                                        2,507              --                 (37)
   Proceeds from issuance of common stock                                                  --                --              46,949
   Costs related to issuance of common stock                                               --                --              (1,681)
   Payments to acquire common stock for ESOP                                               --                --              (4,056)
   Purchases of treasury stock                                                           (8,800)           (3,107)             --
   Purchases of Company shares for stock-based incentive plan                              --              (2,269)             --
   Dividends paid on common stock                                                          (618)             (111)             --
                                                                                      ---------         ---------         ---------

   Net cash provided by financing activities                                             97,516            60,632            58,544
                                                                                      ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                                     (4,115)          (39,406)           45,896
Cash and cash equivalents at beginning of period                                         10,107            49,513             3,617
                                                                                      ---------         ---------         ---------
Cash and cash equivalents at end of period                                            $   5,992         $  10,107         $  49,513
                                                                                      =========         =========         =========

Supplemental disclosures:
   Interest paid                                                                      $  15,929         $  10,445         $  10,194
   Income taxes paid                                                                      1,634             1,622             1,074
   Loans transferred to other real estate owned                                              62              --                 230

                     BAYSTATE BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2000, 1999 and 1998
                             (Dollars in Thousands)


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

The Bank was incorporated in 1920 and is headquartered in Brookline, Massachusetts. The Bank operates its business from six banking offices located in Massachusetts. The reporting entity is Bay State Bancorp, Inc. and its wholly owned subsidiaries, Bay State Funding Corporation and Bay State Federal Savings Bank and the Bank's wholly owned subsidiaries, BSF Service Corporation, Bay State Federal Savings Securities Corporation and Bay Leaf Securities Corporation.

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

     BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of Bay State Bancorp, Inc. and its wholly owned subsidiaries Bay State Funding Corporation and Bay State Federal Savings Bank and the Bank's wholly owned subsidiaries, BSF Service Corporation, Bay State Federal Savings Securities Corporation and Bay Leaf Securities Corporation. BSF Service Corporation is a subsidiary which was formed for the purpose of real estate development activities. Bay State Funding Corporation was established to lend funds to the Company sponsored employee stock ownership plan and related trust for the purchase of stock in the initial public offering. Bay State Federal Savings Securities Corporation and Bay Leaf Securities Corporation were established in the fiscal year ended March 31, 2000 to hold securities for the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, Federal Home Loan Bank overnight account and shares of the Co-operative Central Bank Liquidity Fund. Cash and due from banks as of March 31, 2000 and 1999 includes $865 and $764, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

     SECURITIES:

     Investments in debt securities are adjusted for amortization of premiums and accretion of discounts calculated using the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

     The Company classifies debt and equity securities into one of three categories: available-for-sale, held-to-maturity or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

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

          -- Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

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

     The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impaired loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

     The Company considers for impairment all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Company considers its residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans.

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

     BANK-OWNED LIFE INSURANCE:

     In fiscal years ended 2000 and 1999, the Company invested in bank-owned life insurance (BOLI) to help finance the cost of certain employee benefit plan expenses. BOLI represents life insurance on the lives of certain employees through insurance companies. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other income, and are not subject to income taxes as long as those policies are not surrendered for the cash value prior to the death of the individual employees.

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

     Federal Home Loan Bank Advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

     Securities sold under agreements to repurchase: The carrying amounts of securities sold under agreements to repurchase approximate their fair values.

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

     RECLASSIFICATION:

     Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values are as follows:

                                                                  Gross         Gross
                                               Amortized        Unrealized    Unrealized
                                                 Cost            Holding        Holding           Fair
                                                 Basis            Gains          Losses           Value
                                               --------         --------        --------        --------
                                                                     (In Thousands)
Available-for-sale securities:
   March 31, 2000:
     Marketable equity securities              $  9,974         $  1,005        $  1,796        $  9,183
     Mortgage-backed securities                  16,937             --               461          16,476
     Capital Trust preferred securities           2,501             --               585           1,916
     Corporate bonds and notes                      495             --                33             462
     Preferred stocks                             1,500             --               158           1,342
     Government agency securities                 2,607             --                40           2,567
                                               --------         --------        --------        --------
                                                 34,014            1,005           3,073          31,946
     Money market mutual funds included
       in cash and cash equivalents                (134)            --              --              (134)
                                               --------         --------        --------        --------
                                               $ 33,880         $  1,005        $  3,073        $ 31,812
                                               ========         ========        ========        ========



                                                                  Gross         Gross
                                               Amortized        Unrealized    Unrealized
                                                  Cost           Holding        Holding           Fair
                                                 Basis            Gains          Losses           Value
                                               --------         --------        --------        --------
                                                                     (In Thousands)
   March 31, 1999:
     Marketable equity securities              $ 15,894         $  1,303        $  1,091        $ 16,106
     Mortgage-backed securities                   5,371               20            --             5,391
     Capital Trust preferred securities           2,506               36              21           2,521
     Corporate bonds and notes                    1,247                1              14           1,234
     Preferred stocks                             1,500             --                40           1,460
     Government agency securities                 4,000                7            --             4,007
                                               --------         --------        --------        --------
                                                 30,518            1,367           1,166          30,719
     Money market mutual funds included
       in cash and cash equivalents              (6,369)            --              --            (6,369)
                                               --------         --------        --------        --------
                                               $ 24,149         $  1,367        $  1,166        $ 24,350
                                               ========         ========        ========        ========
Held-to-maturity securities:
   March 31, 2000:
     Mortgage-backed securities                $    527         $      9        $      1        $    535
                                               ========         ========        ========        ========
   March 31, 1999:
     Mortgage-backed securities                $    956         $     22        $   --          $    978
                                               ========         ========        ========        ========

The scheduled maturities of debt securities were as follows as of March 31, 2000:

                                                               Available-for-sale             Held-to-maturity
                                                             -----------------------      ------------------------
                                                             Amortized                    Amortized
                                                                Cost          Fair           Cost           Fair
                                                               Basis          Value          Basis          Value
                                                             ---------       -------      ---------        -------
                                                                                 (In Thousands)
Debt securities other than mortgage-backed securities:
   Due within one year                                        $ 1,607        $ 1,606        $  --          $  --
   Due between one year and five years                          1,000            961           --             --
   Due after ten years                                          2,996          2,378           --             --
Mortgage-backed securities                                     16,937         16,476            527            535
                                                              -------        -------        -------        -------
                                                              $22,540        $21,421        $   527        $   535
                                                              =======        =======        =======        =======

As of March 31, 2000 and 1999, securities with carrying amounts totaling $6,920 and $0, respectively were pledged to secure repurchase agreements, treasury tax and loan deposits and other borrowed funds.

During the years ended March 31, 2000, 1999 and 1998 there were no sales of available-for-sale securities.

For information on trading securities, see Note 12.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders' equity were as follows as of March 31, 2000:

                                                   Amortized
                                                     Cost         Fair
                    Issuer                           Basis        Value
          ---------------------------              ---------      ------
          Asset Management Fund, Inc.                $5,971       $5,894

NOTE 4 - LOANS

Loans consisted of the following as of March 31:

                                                          2000           1999
                                                       ---------      ---------
                                                            (In Thousands)
Mortgage loans:
   Residential - secured by 1-4 family                 $ 201,256      $ 168,786
   Equity lines                                            9,500          5,156
   Residential - secured by multi-family                  78,610         57,744
   Construction and development                            7,184          4,070
   Commercial real estate                                 95,869         67,806
                                                       ---------      ---------
           Total mortgage loans                          392,419        303,562
                                                       ---------      ---------
Commercial loans                                             225            500
                                                       ---------      ---------
Other loans:
   Loans secured by deposit accounts                         380            375
   Other consumer loans                                    4,140          3,160
                                                       ---------      ---------
           Total other loans                               4,520          3,535
                                                       ---------      ---------
           Total principal balance                       397,164        307,597
                                                       ---------      ---------
Allowance for loan losses                                 (3,915)        (3,027)
Deferred loan origination fees                              (156)          (198)
                                                       ---------      ---------
                                                          (4,071)        (3,225)
                                                       ---------      ---------
           Loans, net                                  $ 393,093      $ 304,372
                                                       =========      =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended March 31, 2000. Total loans to such persons and their companies amounted to $5,980 as of March 31, 2000. During the year ended March 31, 2000 principal payments and advances totaled $291 and $1,492, respectively.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                    2000       1999       1998
                                                  -------    -------    -------
                                                         (In Thousands)
Balance at beginning of period                    $ 3,027    $ 2,513    $ 1,687
Loans charged off                                      (1)      (103)       (49)
Provision for loan losses                             875        617        856
Recoveries of loans previously charged off             14       --           19
                                                  -------    -------    -------
Balance at end of period                          $ 3,915    $ 3,027    $ 2,513
                                                  =======    =======    =======

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of March 31:

                                                                       2000                     1999
                                                             ------------------------  ------------------------
                                                             Recorded      Related     Recorded      Related
                                                             Investment    Allowance   Investment    Allowance
                                                             In Impaired   For Credit  In Impaired   For Credit
                                                             Loans         Losses      Loans         Losses
                                                             -----------   ----------  -----------   ----------
                                                                             (In Thousands)
Loans for which there is a related allowance for
  credit losses                                                $  --        $  --       $280          $ 82

Loans for which there is no related allowance for
  credit losses                                                   --                      --
                                                               -----        -----       ----          ----
       Totals                                                  $  --        $  --       $280          $ 82
                                                               =====        =====       ====          ====

Average recorded investment in impaired loans during
  the year ended March 31                                      $  22                    $210
                                                               =====                    ====
Related amount of interest income recognized during the
  time, in the year ended March 31 that the
  loans were impaired

       Total recognized                                        $  --                    $ 14
                                                               =====                    ====
       Amount recognized using a cash-basis method
         of accounting                                         $  --                    $ --
                                                               =====                    ====

In the fiscal years ending March 31, 2000 and 1999 the Company sold mortgage loans totaling $2,172 and $10,860, respectively and retained the servicing rights. The fair value of those rights under SFAS No. 125 is not material and has not been recognized in the consolidated financial statements for the years ended March 31, 2000 and 1999.

NOTE 5 - PREMISES AND EQUIPMENT, NET OF DEPRECIATION AND AMORTIZATION

The following is a summary of premises and equipment as of March 31:

                                                                       Estimated
                                                                        Useful
                                               2000        1999          Life
                                             -------     -------     -----------
                                                (In Thousands)
Land                                         $   355     $   355
Building and improvements                      1,936       1,936     25-50 years
Furniture, fixtures and equipment              2,038       1,558      5-10 years
Leasehold improvements                           203         203      5-10 years
Construction in progress                         370           8
                                             -------     -------
                                               4,902       4,060
Accumulated depreciation and amortization     (1,824)     (1,496)
                                             -------     -------
                                             $ 3,078     $ 2,564
                                             =======     =======

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100 or more as of March 31, 2000 and 1999 was approximately $24,280 and $15,312, respectively.

For time deposits as of March 31, 2000, the scheduled maturities for each of the following five years ended March 31 and thereafter, are:

               2001                                        $ 93,012
               2002                                          19,903
               2003                                           4,232
               2004                                             659
               2005                                           2,851
               Thereafter                                         1
                                                           --------
                                                           $120,658
                                                           ========

NOTE 7 - FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The Bank is a member of the FHLB of Boston and as such is required to invest in $100 par value stock in the amount of 1% of its outstanding home loans or 5% of its outstanding advances from the FHLB or 1% of 30% of total assets, whichever is highest. When such stock is redeemed, the Company receives from the FHLB an amount equal to the par value of the stock.

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the five fiscal years ending after March 31, 2000 and thereafter are summarized as follows:

                                INTEREST RATE RANGE             AMOUNT
                               --------------------             ------
          2001                     4.85% - 6.51%              $ 78,118
          2002                     4.87% - 6.51%                12,383
          2003                     4.88% - 5.52%                 1,535
          2004                     4.88%                           991
          2005                           --                       --
          Thereafter               5.10% - 6.09%                54,500
                                                              --------
                                                              $147,527
                                                              ========

As of March 31, 2000, $54,500 of advances from the FHLB were redeemable at par at the option of the FHLB on dates ranging from April 10, 2000 through October 9, 2001.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligation not otherwise pledged.

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of March 31, 2000 are securities sold on a short term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed and U.S. Agency Securities. The securities were held in the Company's safekeeping account at Morgan Stanley Dean Witter, Inc. under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.

NOTE 9 - OTHER BORROWED FUNDS

Other borrowed funds consist of federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

NOTE 10 - INCOME TAXES (BENEFIT)

The components of the income tax expense (benefit) are as follows for the years ended March 31:

                                                         2000         1999          1998
                                                       -------      -------      --------
                                                                (In Thousands)
Current:
   Federal                                             $ 1,655      $ 1,366      $    672
   State                                                   474          529           284
                                                       -------      -------      --------
                                                         2,129        1,895           956
                                                       -------      -------      --------
Deferred:
   Federal                                                (456)        (224)       (1,572)
   State                                                  (191)        (129)         (135)
                                                       -------      -------      --------
                                                          (647)        (353)       (1,707)
                                                       -------      -------      --------
           Total income tax expense (benefit)          $ 1,482      $ 1,542      $   (751)
                                                       =======      =======      ========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended March 31:

                                                         2000         1999          1998
                                                       -------      -------      --------
Federal income tax at statutory rate                      34.0%        34.0%        (34.0)%
Increase (decrease) in tax resulting from:
   Cash surrender value of life insurance                 (2.7)         (.4)           .3
   Other                                                   (.7)          .4           (.2)
State income tax, net of federal income tax benefit        4.4          6.9           3.9
                                                       -------      -------      --------
           Effective tax rates                            35.0%        40.9%        (30.0)%
                                                       =======      =======      ========

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                                    2000        1999
                                                                  -------     -------
                                                                     (In Thousands)
Deferred tax assets:
  Allowance for loan losses                                       $ 1,559     $ 1,186
  Deferred loan fees                                                   14          18
  Contribution carryover                                              876       1,053
  ESOP expense                                                        115          97
  Accrued retirement expense                                          106          26
  Accrued deferred compensation                                       591         456
  Accrued stock-based incentive plan awards                           338         172
  Net unrealized holding loss on available-for-sale securities        280          --
  Other                                                               123          61
                                                                  -------     -------
          Gross deferred tax assets                                 4,002       3,069
                                                                  -------     -------
Deferred tax liabilities
  Depreciation                                                       (191)       (185)
  Net unrealized holding gain on available-for-sale securities         --        (156)
                                                                  -------     -------
          Gross deferred tax liabilities                             (191)       (341)
                                                                  -------     -------
Net deferred tax assets                                           $ 3,811     $ 2,728
                                                                  =======     =======

Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset existing as of March 31, 2000 and 1999. Management believes that existing net deductible temporary differences which give rise to the net deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

In prior years, the Bank was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Bank as of March 31, 2000 includes approximately $5,812 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 41.0%.

NOTE 11 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 2000, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of March 31, 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                         Actual           Adequacy Purposes:       Action Provisions:
                                                   -----------------      ------------------       ------------------
                                                    Amount     Ratio       Amount      Ratio        Amount      Ratio
                                                   -------    ------      -------     ------       -------     -------
                                                                    (Dollar amounts in Thousands)
As of March 31, 2000:
Total Capital (to Risk Weighted Assets):
   Consolidated                                    $58,112    19.67%      $23,629     >/=8.0%          N/A         N/A
   Bank                                             45,680    15.84        23,067     >/=8.0       $28,834     >/=10.0%

Core Capital (to Adjusted Tangible Assets):
   Consolidated                                     54,418    11.78        18,477     >/=4.0           N/A         N/A
   Bank                                             41,612     9.15        18,200     >/=4.0        22,750      >/=5.0

Tangible Capital (to Tangible Assets):
   Consolidated                                     54,418    11.78           N/A        N/A           N/A         N/A
   Bank                                             41,612     9.15         6,825     >/=1.5           N/A         N/A

Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                     54,418    18.42           N/A        N/A           N/A         N/A
   Bank                                             41,612    14.43           N/A        N/A        17,300      >/=6.0

                                                                                                       To Be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                         Actual           Adequacy Purposes:       Action Provisions:
                                                   -----------------      ------------------       ------------------
                                                    Amount     Ratio       Amount      Ratio        Amount      Ratio
                                                   -------    ------      -------     ------       -------     -------
                                                                    (Dollar amounts in Thousands)
As of March 31, 1999:
Total Capital (to Risk Weighted Assets):
   Consolidated                                    $63,207    27.39%      $18,462     >/=8.0%          N/A        N/A
   Bank                                             44,017    19.99        17,616     >/=8.0       $22,020     >/=10.0%

Core Capital (to Adjusted Tangible Assets):
   Consolidated                                     60,253    16.77        14,368     >/=4.0           N/A        N/A
   Bank                                             40,677    11.66        13,949     >/=4.0        17,436     >/=5.0

Tangible Capital (to Tangible Assets):
   Consolidated                                     60,253    16.77           N/A         N/A          N/A        N/A
   Bank                                             40,677    11.66         5,231     >/=1.5           N/A        N/A

Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                     60,253    26.11           N/A         N/A          N/A        N/A
   Bank                                             40,677    18.47           N/A         N/A       13,213     >/=6.0

NOTE 12 - EMPLOYEE BENEFIT PLANS

All eligible officers and employees are included in a noncontributory defined benefit pension plan provided by the Company as a participating employer in the Financial Institutions Retirement Fund (Fund), a multi-employer plan as defined by Statement of Financial Accounting Standards No. 87. Employees are eligible to participate in the Retirement Plan after the completion of 12 consecutive months of employment with the Company and the attainment of age 21. Hourly paid employees are excluded from participation in the Retirement Plan. Contributions are based on individual employers' experience. According to the Fund's administrators, as of June 30, 1999, the date of the latest actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate, using an assumed rate of return of 8.0%. Therefore, due to full funding, the Company was not required to contribute to the plan and made no contributions for this plan for the years ended March 31, 2000, 1999 and 1998.

The Company sponsors a defined contribution plan, the Financial Institutions Thrift Plan (Thrift Plan), covering substantially all of its employees. Employees are eligible to participate in the Thrift Plan upon the completion of 12 months of continuous employment with the Company (during which period they complete at least 1,000 hours of service) and the attainment of age 21. Employees paid on a hourly basis are not eligible for participation. Thrift Plan contributions made by the Company were $58, $53 and $45 for the years ended March 31, 2000, 1999 and 1998, respectively.

The Company has a deferred compensation benefit equalization plan for officers and employees designated by management. The liability for such plan as of March 31, 2000 and 1999 was $1,957 and $1,205, respectively, and is included in other liabilities on the balance sheets.

In the years ended March 31, 2000, 1999 and 1998 the Company distributed $583, $455 and $704, respectively to a Rabbi Trust in connection with the deferred compensation benefit equalization plan. This asset has been included in the Company's balance sheets as of March 31, 2000 and 1999 under other assets. The investment is included in assets because it is available to the general creditors of the Company in the event of the Company's insolvency.

The investment in the Rabbi Trust as of March 31, 2000 and 1999 consisted of mutual funds classified as trading securities and is included in other assets. The investment as of March 31, 2000 and 1999 was carried at its fair value of $2,109 and $1,200, respectively which includes net unrealized holding gains of $240 and $4, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases space for three branches, two administrative offices and one ATM site under noncancelable operating leases which expire between May 2000 and December 2009. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2000:

Year ended March 31,                                    (In Thousands)
--------------------
       2001                                                 $  561
       2002                                                    482
       2003                                                    190
       2004                                                    183
       2005                                                    138
       Thereafter                                              180
                                                            ------
            Total minimum lease payments                    $1,734
                                                            ======

The rental expense for all operating leases for the years ended March 31, 2000, 1999 and 1998 was $500, $406 and $387, respectively.

NOTE 14 - FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of March 31:

                                                       2000                          1999
                                             ------------------------      ------------------------
                                             Carrying                      Carrying
                                              Amount       Fair Value       Amount       Fair Value
                                             --------      ----------      --------      ----------
                                                                 (In Thousands)
Financial assets:
   Cash and cash equivalents                 $  5,992       $  5,992       $ 10,107       $ 10,107
   Trading securities                           2,109          2,109          1,200          1,200
   Available-for-sale securities               31,812         31,812         24,350         24,350
   Held-to-maturity securities                    527            535            956            978
   Stock in Federal Home Loan Bank
     of Boston                                  8,051          8,051          3,850          3,850
   Loans, net                                 393,093        388,207        304,372        305,563
   Loans held-for-sale                           --             --              321            321
   Accrued interest receivable                  2,470          2,470          1,920          1,920

Financial liabilities:
   Deposits                                   247,344        247,273        218,955        219,704
   Federal Home Loan Bank advances            147,527        146,937         77,119         76,860
   Securities sold under agreements to
     repurchase                                 5,630          5,630           --             --
   Other borrowed funds                         2,507          2,507           --             --

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions except that trading securities are included in other assets. Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                       2000             1999
                                                     --------         --------
                                                     Notional         Notional
                                                      Amount           Amount
                                                     --------         --------
                                                          (In Thousands)
Commitments to originate loans                       $10,429          $30,417
Unadvanced funds on loans:
   Residential loans                                     957            1,505
   Multi-family loans                                  2,947            2,941
   Equity loans                                        5,668            3,836
   Commercial loans                                    2,136            2,743
   Construction loans                                  2,825            1,424
   Consumer loans                                         85               --
                                                     -------          -------
                                                     $25,047          $42,866
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

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 16 - CONVERSION TO FEDERALLY CHARTERED CAPITAL STOCK SAVINGS BANK

On September 9, 1997, the Board of Directors of the Bank approved a Plan of Conversion, as amended, for Bay State Federal Savings Bank ("Plan"). Under the Plan, the Bank converted, in the year ended March 31, 1998, from a federally-chartered mutual savings bank to a federally-chartered capital stock savings bank. As of March 31, 2000, all of the stock of the Bank was held by the Company.

In the year ended March 31, 1998, the Company issued 2,535,232 shares of its common stock through a public offering which provided net proceeds of $49,024 after costs of $1,681.

Pursuant to the Plan, the Company established a charitable foundation ("Foundation") in connection with the Conversion. Under the Plan, the Bank and the Company donated, in the year ended March 31, 1998, an amount of the Company's common stock equal to 8% of the common stock sold in the Conversion. The Foundation is dedicated to charitable purposes within the communities in which the Bank operates and to complement the Bank's existing community activities.

The contribution of the Company's common stock to the Foundation by the Company is tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. The Company, however, will be able to carry forward any unused portion of the deduction for five years following the contribution. Upon funding the Foundation, the Company recognized an expense in the full amount of the contribution, offset in part by the corresponding tax deduction.

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

The balance of the liquidation account was $6,462 and $9,563 as of March 31, 2000 and 1999, respectively.

The Bank may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

NOTE 17 - STOCK COMPENSATION PLAN

In September 1998, the stockholders of the Company approved the Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan (Plan), as amended and approved by stockholders on July 22, 1999, which includes grants of options to purchase Company stock and awards of Company stock. The Plan is described below. The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock options granted. The compensation cost that has been charged against income for its stock awards was $842 and $506 for the years ended March 31, 2000 and 1999, respectively. The number of shares awarded was 97,609, in the year ended March 31, 1999, with a weighted-average fair value per share of $19.75. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant and award dates under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Amounts in thousands, except per share data)

                                                               2000       1999
                                                              ------     ------
Net income                                    As reported     $2,755     $2,234
                                              Pro forma       $2,359     $2,057

Basic earnings per share                      As reported      $1.34     $0.97
                                              Pro forma        $1.14     $0.89

Fully diluted earnings per share              As reported      $1.34     $0.95
                                              Pro forma        $1.14     $0.87

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

A summary of the status of the Company's stock options as of March 31, and changes during the years then ended is presented below:

                                                             2000                                  1999
                                                ------------------------------        -----------------------------
                                                              Weighted-Average                     Weighted-Average
                                                 Shares        Exercise Price         Shares        Exercise Price
                                                -------       ----------------        -------      ----------------
Outstanding at beginning of year                242,550            $19.75                --               N/A
Granted                                            --                                 242,550          $19.75
Exercised                                          --                                    --
Forfeited                                          (800)           $19.75                --
Expired                                         (11,051)           $19.75                --
                                                -------                               -------
Outstanding at end of year                      230,699            $19.75             242,550          $19.75
                                                =======                               =======

Options exercisable at year-end                  54,418                                10,851
Weighted-average fair value of
   options granted during the year              $  --                                 $  9.41

The following table summarizes information about fixed stock options outstanding as of March 31, 2000:

                Options Outstanding                      Options Exercisable
-------------------------------------------------   ------------------------------
    Number      Weighted-Average                       Number
 Outstanding        Remaining                        Exercisable
as of 3/31/00   Contractual Life   Exercise Price   as of 3/31/00   Exercise Price
-------------   ----------------   --------------   -------------   --------------
  230,699           8.5 years          $19.75           54,418          $19.75

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

The First Bankers Trust Company is the Trustee for the Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan, as amended and restated. A summary of purchases of the Company's common stock for issuance of awards under the Plan is as follows for the years ended March 31:

                                                                  2000                         1999
                                                        -----------------------      ------------------------
                                                        Number of                    Number of
                                                          Shares          Cost         Shares           Cost
                                                        ---------       -------      ---------        -------
                                                                        (Dollars in Thousands)
Balance at beginning of year                              97,069        $ 2,173             --        $    --
Purchases                                                     --             --        101,409          2,269
Vested and distributed                                    21,993            492          4,340             96
                                                         -------        -------        -------        -------
Balance March 31, carried as a negative component
   of stockholders' equity on the balance sheets          75,076        $ 1,681         97,069        $ 2,173
                                                         =======        =======        =======        =======

NOTE 18 - EMPLOYEE STOCK OWNERSHIP PLAN

On March 27, 1998 (the Conversion date) the Company adopted the Bay State Federal Savings Bank Employee Stock Ownership Plan (ESOP) that became effective as of April 1, 1997. On March 27, 1998 the ESOP purchased 202,818 shares of the common stock of the Company. To fund the purchases, the ESOP borrowed $4,056 from Bay State Funding Corporation, a subsidiary of the Company. The borrowing is at an interest rate of 8.5% and is to be repaid in ten equal installments of $615 commencing on March 31, 1998 through March 31, 2007. In addition, dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Company to the ESOP are discretionary, however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders' equity section of the balance sheet. ESOP expense for the years ended March 31, 2000, 1999 and 1998 was $357, $514 and $600, respectively. The ESOP expense for the year ended March 31, 2000 is net of the excess of the cost of the ESOP shares released for allocation over the fair market value of those shares. The excess amounted to $10. The offsetting charge was to paid-in capital. The ESOP shares as of March 31, were as follows:

                                              2000          1999          1998
                                            --------      --------      --------
Allocated shares                              39,596        20,282            --
Shares released for allocation                20,282        20,948        20,282
Unreleased shares                            141,306       161,588       182,536
                                            --------      --------      --------
Total ESOP shares                            201,184       202,818       202,818
                                            ========      ========      ========
                                                       (In Thousands)
Fair value of unreleased shares             $  2,376      $  3,313      $  5,453

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

NOTE 21 - EARNINGS PER SHARE

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                    Income         Shares       Per-Share
                                                                 (Numerator)   (Denominator)      Amount
                                                                 -----------   -------------      ------
(Amounts in thousands, except per share amounts)
Year ended March 31, 2000
   Basic EPS
     Net income and income available to common stockholders         $2,755          2,063         $1.34
     Effect of dilutive securities, options                                          --
                                                                    ------         ------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                  $2,755          2,063         $1.34
                                                                    ======         ======

Year ended March 31, 1999
   Basic EPS
     Net income and income available to common stockholders         $2,234          2,312         $0.97
     Effect of dilutive securities, options                                            48
                                                                    ------         ------
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                                  $2,234          2,360         $0.95
                                                                    ======         ======

Earnings per share data has not been presented for the year ended March 31, 1998 because such data would not be meaningful for fiscal 1998 given the short period during which common stock was outstanding.

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for Bay State Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the consolidated financial statements of Bay State Bancorp, Inc. and Subsidiaries.

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                                 Balance Sheets

                             March 31, 2000 and 1999

                             (Dollars in Thousands)

                                                                2000      1999
ASSETS                                                         -------   -------
Cash                                                           $ 2,207   $ 5,990
Investments in available-for-sale securities (at fair value)     3,592     7,985
Investment in subsidiary, Bay State Federal Savings Bank        42,127    41,445
Investment in subsidiary, Bay State Funding Corp.                3,396     3,222
Accrued interest receivable                                         31        93
Deferred tax asset                                               1,137     1,429
Other assets                                                       222       190
                                                               -------   -------
           Total assets                                        $52,712   $60,354
                                                               =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                              $    25   $    56
Stockholders' equity                                            52,687    60,298
                                                               -------   -------
           Total liabilities and stockholders' equity          $52,712   $60,354
                                                               =======   =======

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                              Statements of Income

       For the years ended March 31, 2000 and 1999 and for the period from
                        March 28, 1998 to March 31, 1998

                             (Dollars in Thousands)

                                                                                              March 28, 1998
                                                                                                   to
                                                                            2000      1999    March 31, 1998
                                                                          -------    -------  --------------
Income:
   Dividends from Bay State Federal Savings Bank                          $ 1,928    $   750      $  --
   Interest income                                                            522        570           15
                                                                          -------    -------      -------
           Total income                                                     2,450      1,320           15
                                                                          -------    -------      -------
Expenses:
   Loss on sale of securities to subsidiary                                   280       --           --
   Contribution of shares to The Bay State Federal Savings
     Charitable Foundation at the conversion issued price                    --         --          3,756
   Other expense                                                              381        370           70
                                                                          -------    -------      -------
           Total expenses                                                     661        370        3,826
                                                                          -------    -------      -------

Income (loss) before income tax (benefit) expense and equity in
   undistributed net income of subsidiaries                                 1,789        950       (3,811)
Income tax (benefit) expense                                                  (69)        49       (1,295)
                                                                          -------    -------      -------
Income (loss) before equity in undistributed net income of subsidiaries     1,858        901       (2,516)
Equity in undistributed net income of subsidiaries                            713      1,333           36
                                                                          -------    -------      -------
Net income (loss)                                                         $ 2,571    $ 2,234      $(2,480)
                                                                          =======    =======      =======

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                            Statements of Cash Flows

       For the years ended March 31, 2000 and 1999 and for the period from
                        March 28, 1998 to March 31, 1998

                             (Dollars in Thousands)

                                                                                        March 28, 1998
                                                                                              to
                                                                  2000        1999      March 31, 1998
                                                                --------    --------    --------------
Cash flows from operating activities:
   Net income (loss)                                            $  2,571    $  2,234       $ (2,480)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Earned compensation on stock-based incentive plan             432          84           --
       Contribution of shares to The Bay State Federal
           Savings Charitable Foundation                            --          --            3,756
       Appreciation in fair value of ESOP shares                    --          --              195
       Increase in taxes receivable                                  (29)        (51)           (93)
       Deferred tax (benefit) expense                                 94         150         (1,203)
       Increase in prepaid expenses and other assets                  (3)        (46)          --
       Increase (decrease) in accrued expenses                       (31)        (10)            66
       Loss on sale of securities to subsidiary                      280        --             --
       Amortization of securities, net of accretion                    6           6           --
       (Increase) decrease in accrued interest receivable             62         (93)          --
       Undistributed net income of subsidiaries                     (713)     (1,333)           (36)
                                                                --------    --------       --------

   Net cash provided by operating activities                       2,669         941            205
                                                                --------    --------       --------

Cash flows from investing activities:
   Return of investment, Bay State Funding Corp.                    --         1,038           --
   Investment in subsidiary, Bay State Federal Savings Bank         --          --          (22,829)
   Investment in subsidiary, Bay State Funding Corp.                --          --           (4,056)
   Purchases of available-for-sale securities                       --        (9,090)          --
   Proceeds from sales of available-for-sale securities            2,216        --             --
   Proceeds from maturities of available-for-sale securities         750        --             --
                                                                --------    --------       --------

   Net cash provided by (used in) investing activities             2,966      (8,052)       (26,885)
                                                                --------    --------       --------

Cash flows from financing activities:
   Dividends paid on common stock                                   (618)       (111)          --
   Purchases of Company shares for stock-based incentive plan       --        (2,269)          --
   Proceeds from issuance of common stock                           --          --           46,949
   Costs related to issuance of common stock                        --          --           (1,681)
   Purchases of treasury stock                                    (8,800)     (3,107)          --
                                                                --------    --------       --------

   Net cash provided by (used in) financing activities            (9,418)     (5,487)        45,268
                                                                --------    --------       --------

Net increase (decrease) in cash and cash equivalents              (3,783)    (12,598)        18,588
Cash and cash equivalents at beginning of period                   5,990      18,588           --
                                                                --------    --------       --------
Cash and cash equivalents at end of period                      $  2,207    $  5,990       $ 18,588
                                                                ========    ========       ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000 at pages 4 through 6.

Item 11.  Executive Compensation.

     The information relating to Directors' and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000 at pages 7 through 11 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, at pages 3 and 4.

Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2000, on page 15.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company and its subsidiary are filed as a part of this Form 10-K, under Item 8.

       -      Independent Auditors' Report

       -      Consolidated Balance Sheets as of March 31, 2000 and 1999

       - Consolidated Statements of Income for the Years Ended March 31, 2000, 1999 and 1998

       - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2000, 1999 and 1998

       - Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998

(2)    Financial Statement Schedules

              Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)    Reports on Form 8-K filed during the last quarter of fiscal 2000.

              None.

(c)    Exhibits required by Securities and Exchange Commission Regulation S-K:

2.1 Amended Plan of Conversion (including the Federal Stock Charter and Bylaws of Bay State Federal Savings Bank) (1)

3.1    Certificate of Incorporation of Bay State Bancorp, Inc. (1)

3.2    Amended and Restated Bylaws of Bay State Bancorp, Inc. (2)

4.0    Draft Stock Certificate of Bay State Bancorp, Inc. (1)

10.1 Employment Agreement between Bay State Bancorp, Inc. and John F. Murphy (filed herewith)

10.2 Employment Agreement between Bay State Federal Savings Bank and John F. Murphy (3)

10.3 Employment Agreement between Bay State Bancorp, Inc. and Denise M. Renaghan (filed herewith)

10.4 Employment Agreement between Bay State Federal Savings Bank and Denise M. Renaghan (3)

10.5   Change in Control Agreement between Bay State Bancorp, Inc. and Michael
       O. Gilles (3)

10.6 Change in Control Agreement between Bay State Federal Savings Bank and Michael O. Gilles (3)

10.7 Change in Control Agreement between Bay State Federal Savings Bank and Philip R. McNulty (3)

10.8 Form of Bay State Federal Savings Bank Management Supplemental Executive Retirement Plan (1)

10.9 Form of Bay State Federal Savings Bank Retirement Benefit Equalization Plan (1)

10.10  Bay State Bancorp, Inc. 1999 Option Plan (4)

10.11 Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan (as amended and restated) (4)

11.0   Computation of earnings per share is incorporated herein by reference to
       Note 21 of the Financial Statements

21.0 Subsidiary information is incorporated herein by reference to "Item 1. Business--General"

23.0   Consent of Shatswell, MacLeod & Company, P.C.

27.0   Financial Data Schedule

----------

(1) Incorporated by reference into this document from the Exhibits to Form SB-2, Registration Statement, and any amendments thereto, Registration No. 333-40115

(2) Incorporated by reference into this document from the Exhibits to Form 10-QSB as filed with the Securities and Exchange Commission on February 12, 1999.

(3) Incorporated by reference into this document from the Exhibits to Form 10-KSB as filed with the Securities Exchange Commission on June 14, 1999.

(4) Incorporated by reference into this document from the Appendix to the Proxy Statement for the Annual Meeting of Shareholders held on July 22, 1999, as filed with the Securities and Exchange Commission on June 14, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BAY STATE BANCORP, INC.


                                   By:  /s/  John F. Murphy
                                        ----------------------------
                                        John F. Murphy
                                        President and Chief Executive Officer
                                        Treasurer and Chairman of the Board
DATED:  June 12, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                    Title                          Date
----                                    -----                          ----

/s/ John F. Murphy         President, Chief Executive Officer,     June 12, 2000
------------------------   Treasurer and Chairman of the Board
John F. Murphy             (Principal Executive Officer)


/s/ Denise M. Renaghan     Executive Vice President, Chief         June 12, 2000
------------------------   Operating Officer and Director
Denise M. Renaghan


/s/ Michael O. Gilles      Chief Financial Officer                 June 12, 2000
------------------------   (Principal Accounting and
Michael O. Gilles          Financial Officer)


/s/ Robert B. Cleary       Director                                June 12, 2000
------------------------
Robert B. Cleary


/s/ Leo F. Grace           Director                                June 12, 2000
------------------------
Leo F. Grace


/s/ Richard F. Hughes      Director                                June 12, 2000
------------------------
Richard F. Hughes


/s/ Richard F. McBride     Director                                June 12, 2000
------------------------
Richard F. McBride


/s/ Kent T. Spellman       Director                                June 12, 2000
------------------------
Kent T. Spellman