Form 10-Q
period 2000-06-30
BAY STATE BANCORP INC
filed 2000-08-10
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or

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

       Registrant's telephone number, including area code: (617) 739-9500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of August 10, 2000 was 1,936,280.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION.................................................1

  Item 1 - Consolidated Financial Statements...................................1

    Consolidated Balance Sheets - June 30, 2000 (unaudited)
    and March 31, 2000 ........................................................1

    Consolidated Income Statements - For the three months
    ended June 30, 2000 and 1999 (unaudited)...................................2

    Consolidated Statements of Cash Flows - For the three
    months ended June 30, 2000 and 1999 (unaudited)............................3

    Consolidated Statements of Changes in Stockholders'
    Equity - For the three months ended June 30, 2000 and
    1999 (unaudited) and the years ended March 31, 2000 and 1999...............4

    Notes to Unaudited Consolidated Financial Statements for
    the Period Ended June 30, 2000.............................................5

  Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations..........................................6

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.........14


PART II - OTHER INFORMATION...................................................16

  Item 1 - Legal Proceedings..................................................16

  Item 2 - Changes in Securities and Use of Proceeds..........................16

  Item 3 - Defaults Upon Senior Securities....................................16

  Item 4 - Submission of Matters to a Vote of Security Holders................16

  Item 5 - Other Information..................................................16

  Item 6 - Exhibits and Reports on Form 8-K...................................16


  SIGNATURES..................................................................17

  EXHIBITS....................................................................18

    Computation of per share earnings - Exhibit 11............................18

    Financial Data Schedule - Exhibit 27......................................19

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                         June 30,      March 31,
                                                                           2000          2000
                                                                        ---------     ---------
ASSETS                                                                        (Unaudited)
Cash and due from banks                                                 $   6,152     $   5,392
Short-term investments                                                        101           600
                                                                        ---------     ---------
        Cash and Cash Equivalents                                           6,253         5,992
Investment in available-for-sale securities (at fair value)                29,761        31,812
Investments in held-to-maturity securities (fair values of $483 as of
        June 30, 2000 and $535 as of March 31, 2000)                          475           527
Stock in Federal Home Loan Bank of Boston                                   8,051         8,051
Loans receivable, net                                                     405,431       393,093
Other real estate owned                                                        42            62
Accrued interest receivable                                                 2,648         2,470
Premises and equipment, net                                                 3,223         3,078
Deferred tax asset, net                                                     3,740         3,811
Investment in bank owned life insurance                                     7,993         7,888
Other assets                                                                3,332         3,353
                                                                        ---------     ---------
                         Total assets                                   $ 470,949     $ 460,137
                                                                        ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
           Deposits                                                     $ 258,356     $ 247,344
           Federal Home Loan Bank Advances                                152,180       147,527
           Other borrowed funds                                             2,066         8,137
           Accrued expenses and other liabilities                           4,707         4,499
                                                                        ---------     ---------
                         Total liabilities                                417,309       407,507
                                                                        ---------     ---------

Stockholders' equity:
           Common stock, par value $.01 per share,
                    2,535,232 shares issued                                    25            25
           Additional paid-in capital                                      49,200        49,207
           Retained earnings                                               22,211        21,600
           Accumulated other comprehensive loss                            (1,457)       (1,788)
            Less: Unearned ESOP shares                                     (2,826)       (2,826)
                  Unearned 1998 Stock-Based Incentive Plan                 (1,606)       (1,681)
                     Treasury stock, 578,952 and 578,952 shares           (11,907)      (11,907)
                                                                        ---------     ---------
                         Total stockholders' equity                        53,640        52,630
                                                                        ---------     ---------
                         Total liabilities and stockholders' equity     $ 470,949     $ 460,137
                                                                        =========     =========

Equity-to-asset ratio                                                       11.39%        11.44%

Book value per share                                                    $   29.62     $   29.06

                   The accompanying notes are an integral part of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                         Consolidated Income Statements
                  (Dollars in thousands, except per share data)

                                                                                    Three months ended
                                                                                         June 30,
                                                                                         --------
                                                                                    2000           1999
                                                                                -----------    -----------
                                                                                        Unaudited
                                                                                        ---------
Interest income:
   Loans                                                                        $     8,065    $     6,260
   Investments                                                                          696            579
                                                                                -----------    -----------
      Total interest income                                                           8,761          6,839
                                                                                -----------    -----------
Interest expense:
   Deposits                                                                           2,655          2,119
   Borrowed funds                                                                     2,277          1,236
                                                                                -----------    -----------
      Total interest expense                                                          4,932          3,355
                                                                                -----------    -----------
      Net interest income before provision for loan losses                            3,829          3,484
Provision for loan losses                                                               165            225
                                                                                -----------    -----------
      Net interest income after provision for loan losses                             3,664          3,259
                                                                                -----------    -----------
Non-interest income:
   Service charges on deposit accounts                                                  100             72
   Net loss on trading activities                                                       (56)            --
   Gain (loss) on sale of loans                                                           3             (1)
   Net increase in cash surrender value of bank owned life insurance policies           104             71
   Other income                                                                          41             26
                                                                                -----------    -----------
      Total non-interest income                                                         192            168
                                                                                -----------    -----------
      Income before non-interest expense and income taxes                             3,856          3,427
                                                                                -----------    -----------
Non-interest expense:
   Salaries and employee benefits                                                     1,701          1,612
   Occupancy and equipment expense                                                      349            268
   Advertising                                                                          134             68
   Data processing                                                                       71             69
   Professional fees                                                                     68            235
   Other expenses                                                                       303            267
                                                                                -----------    -----------
      Total non-interest expense                                                      2,626          2,519
                                                                                -----------    -----------
      Income before income taxes                                                      1,230            908
Income tax expense                                                                      423            324
                                                                                -----------    -----------
      Net income                                                                $       807    $       584
                                                                                ===========    ===========
Comprehensive net income                                                        $     1,138    $       608
                                                                                ===========    ===========

Weighted average common and common equivalent shares outstanding                  1,810,744      2,177,986
                                                                                ===========    ===========
Basic earnings per share                                                        $      0.45    $      0.27
                                                                                ===========    ===========

Diluted earnings per share                                                      $      0.45    $      0.27
                                                                                ===========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                      Three months ended June 30,
                                                                                                      ---------------------------
                                                                                                         2000            1999
                                                                                                       --------        --------
                                                                                                              (Unaudited)
Net cash flows from operating activities:
         Net income                                                                                    $    807        $    584
         Adjustments to reconcile net income to net cash provided by operating activities:
                 Earned stock based incentive plan                                                           68              --
                 Provision for possible loan losses                                                         165             225
                 Net increase in mortgage loans held-for-sale                                                --             (92)
                     (Gain) Loss on sale of loans                                                            (3)              1
                     Depreciation and amortization                                                           97              76
                     Accretion of securities, net of amortization                                           (22)            (17)
                     Change in loan fees and discounts                                                      (73)            (11)
                 Net loss on Trading activities                                                              56              --
                 Increase in cash surrender value B.O.L.I                                                  (105)             --
                 Increase in accrued interest receivable                                                   (178)           (224)
                 Decrease in deferred income tax assets, net                                                 98              --
                 Increase in prepaid expense and other assets                                               (35)           (315)
                 Increase in accrued expenses and other liabilities                                         208             340
                                                                                                       --------        --------
         Net cash provided by operating activities                                                        1,083             567
                                                                                                       --------        --------
Net cash flows from investing activities:
                 Maturities and principal repayments on investments held to maturity                         52             215
                 Maturities and principal repayments on investments available for sale                    3,463           4,734
                 Purchases of investments available for sale                                             (1,086)        (21,783)
                 Purchase of Federal Home Loan Bank of Boston Stock                                          --          (1,836)
                 Net increase in loans                                                                  (12,427)        (26,806)
                 Payment received on other real estate owned                                                 20              --
                 Capital expenditures                                                                      (242)            (92)
                                                                                                       --------        --------
         Net cash used in investing activities                                                          (10,220)        (45,568)
                                                                                                       --------        --------
Net cash flows from financing activities:
                 Net deposit activity                                                                    11,012            (173)
                 Proceeds of borrowings                                                                  78,000          82,191
                 Repayment of borrowings                                                                (73,347)        (46,714)
                 Net increase (decrease) in other borrowed funds                                         (6,071)          5,630
                     Dividends on common stock                                                             (196)           (141)
                     Purchases of treasury stock                                                             --          (2,593)
                                                                                                       --------        --------
         Net cash provided by financing activities                                                        9,398          38,200
                                                                                                       --------        --------
Net increase (decrease) in cash and cash equivalents                                                        261          (6,801)
Cash and cash equivalents at beginning of period                                                          5,992          10,107
                                                                                                       --------        --------
Cash and cash equivalents at end of period                                                             $  6,253        $  3,306
                                                                                                       --------        --------
Supplemental disclosure of cash flow information:
         Cash paid during period for:
                 Interest                                                                              $  4,903        $  3,330
                 Income taxes                                                                          $    173        $    346


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                      (In thousands, except per share data)


For the three months ended June 30, 2000 and 1999, and the Fiscal years ended March 30, 2000 and 1999.

                                                                                  Accumulated               Unearned
                                                          Additional                 Other                 Stock-based
                                                 Common     Paid-in    Retained  Comprehensive  Unearned  Incentive Plan
                                                 Stock      Capital    Earnings   Income(Loss) ESOP Shares    Shares
                                                ------------------------------------------------------------------------
Balance at March 31, 1998                       $     25   $ 49,194    $ 17,340    $    666    $ (3,651)   $     --
  Net Income                                          --         --       2,234          --          --          --
  Net change in unrealized gain on available
    for sale securities, net of tax effect            --         --          --        (621)         --          --
       Comprehensive income                           --         --          --          --          --          --
  Purchase of treasury stock, 126,762 shares          --         --          --          --          --          --
  Dividends paid, $0.05 per share                     --         --        (111)         --          --          --
  Reduction in unearned ESOP shares charged
    to expense                                        --         --          --          --         419          --
  Appreciation in fair value of unearned ESOP
    Shares charged to expense                         --         95          --          --          --          --
  Common stock acquired for stock-based
    Incentive plans                                   --         --          --          --          --      (2,269)
  Issuance of stock incentive plan shares             --        (12)         --          --          --          96
                                                ------------------------------------------------------------------------

Balance at March 31, 1999                             25     49,277      19,463          45      (3,232)     (2,173)
  Net Income                                          --         --       2,755          --          --          --
Net change in unrealized gain on available
  for sale securities, net of tax effect              --         --          --      (1,833)         --          --
     Comprehensive income                             --         --          --          --          --          --
  Purchase of treasury stock, 452,190 shares          --         --          --          --          --          --
  Dividends paid, $0.28 per share                     --         --        (618)         --          --          --
  Reduction in unearned ESOP shares charged
    to expense                                        --         --          --          --         406          --
  Reduction in fair value of unearned ESOP
     shares charged to expense                        --        (10)         --          --          --          --
Issuance of stock incentive plan shares               --        (60)         --          --          --         492
                                                ------------------------------------------------------------------------
Balance at March 31, 2000                             25     49,207      21,600      (1,788)     (2,826)     (1,681)
  Net Income                                          --         --         807          --          --          --
Net change in unrealized loss on available
  for sale securities, net of tax effect              --         --          --         331          --          --
     Comprehensive income                             --         --          --          --          --          --
  Dividends paid, $0.10 per share                     --         --        (196)         --          --          --
  Issuance of stock incentive plan shares             --         (7)         --          --          --          75
                                                ------------------------------------------------------------------------
Balance at June 30, 2000 (Unaudited)            $     25   $ 49,200    $ 22,211    $ (1,457)   $ (2,826)   $ (1,606)
                                                ========================================================================

                                                ------------------------------------------------------------------------
Balance at March 31, 1999                       $     25   $ 49,277    $ 19,463    $     45    $ (3,232)   $ (2,173)
  Net Income                                          --         --         584          --          --          --
Net change in unrealized gain on available            --
  for sale securities, net of tax effect              --         --          --          24          --          --
     Comprehensive income                             --         --          --          --          --          --
  Purchase of treasury stock, 120,424 shares          --         --          --          --          --          --
  Dividends paid, $0.06 per share                     --         --        (141)         --          --          --
                                                ------------------------------------------------------------------------
Balance at June 30, 1999 (Unaudited)            $     25   $ 49,277    $ 19,906    $     69    $ (3,232)   $ (2,173)
                                                ========================================================================


                                                              Total
                                                Treasury  Stockholders'
                                                  Stock      Equity
                                                ----------------------
Balance at March 31, 1998                       $     --    $ 63,574
  Net Income                                          --          --
  Net change in unrealized gain on available
    for sale securities, net of tax effect            --          --
       Comprehensive income                           --       1,613
  Purchase of treasury stock, 126,762 shares      (3,107)     (3,107)
  Dividends paid, $0.05 per share                     --        (111)
  Reduction in unearned ESOP shares charged
    to expense                                        --         419
  Appreciation in fair value of unearned ESOP
    Shares charged to expense                         --          95
  Common stock acquired for stock-based
    Incentive plans                                   --      (2,269)
  Issuance of stock incentive plan shares             --          84
                                                ----------------------

Balance at March 31, 1999                         (3,107)     60,298
  Net Income                                          --          --
Net change in unrealized gain on available
  for sale securities, net of tax effect              --          --
     Comprehensive income                             --         922
  Purchase of treasury stock, 452,190 shares      (8,800)     (8,800)
  Dividends paid, $0.28 per share                     --        (618)
  Reduction in unearned ESOP shares charged
    to expense                                        --         406
  Reduction in fair value of unearned ESOP
     shares charged to expense                        --         (10)
Issuance of stock incentive plan shares               --         432
                                                ----------------------
Balance at March 31, 2000                        (11,907)     52,630
  Net Income                                          --          --
Net change in unrealized loss on available
  for sale securities, net of tax effect              --          --
     Comprehensive income                             --       1,138
  Dividends paid, $0.10 per share                     --        (196)
  Issuance of stock incentive plan shares             --          68
                                                ----------------------
Balance at June 30, 2000 (Unaudited)            $(11,907)   $ 53,640
                                                ======================

                                                ----------------------
Balance at March 31, 1999                       $ (3,107)   $ 60,298
  Net Income                                          --          --
Net change in unrealized gain on available
  for sale securities, net of tax effect              --
     Comprehensive income                             --         608
  Purchase of treasury stock, 120,424 shares      (2,592)     (2,592)
  Dividends paid, $0.06 per share                     --        (141)
                                                ----------------------
Balance at June 30, 1999 (Unaudited)            $ (5,699)   $ 58,173
                                                ======================

                   The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2000

(1)  Organization

     Bay State Bancorp, Inc. (the "Company" or "Bay State") was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Bank (the "Bank") as part of the Bank's conversion from a mutual form of organization to a stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Conversion, completed on March 29, 1998, resulted in the Company issuing an aggregate 2,535,232 shares of its common stock, par value $.01 per share. Prior to the Conversion, Bay State had not engaged in any material operations.

(2)  Accounting Principles

     The accompanying unaudited consolidated financial statements of Bay State Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-K. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended March 31, 2000 filed with the SEC.

(3)  Stock Repurchase Program

     On July 27, 2000 the Board of Directors approved the repurchase of 5%, or 97,814, of the Company's outstanding common stock. Since becoming a public company in March of 1998 the Company has repurchased approximately 25% of its outstanding shares, with four repurchase programs. Upon completion of this 5% repurchase the Company will have 1,858,466 shares outstanding.

Item 2 - Management's Discussion and analysis of Financial Condition and Results of Operations

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filing on Form 10-K with the SEC.

     The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

     Bay State Bancorp, Inc., a savings and loan holding company, was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of the Bank as part of the Bank's Conversion. The Bank is a federally chartered savings bank and is subject to regulation by the OTS.

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

     The operating results of the Bank depend primarily on its net income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. Results of operations are also affected by the provision for loan losses, the level of non-interest income, including deposit and loan fees, gains on sales of assets, operating expenses and income taxes.

Comparison of Financial Condition at June 30, 2000 and March 31, 2000

     Total assets at June 30, 2000 were $470.9 million, compared to $460.1 million at March 31, 2000, an increase of 2.4%. Loans receivable increased $12.3 million, or 3.1%, primarily in multi-family residential and 1-4 family residential mortgages, which were originated and purchased. The increase in assets was funded from an increase of $11.0 million, or 4.5%, in deposits, offset by a reduction in investment securities, due to various securities maturing.

     Total stockholder's equity was $53.6 million, or 11.4% of total assets, at June 30, 2000, an increase of $1.0 million, or 1.9%, from the $52.6 million, or 11.4% of total assets, at March 31, 2000. The change in equity was the result of the net income for the period, and an increase in the market value of investment securities classified as available for sale. The Company's book value per share at June 30, 2000 was $29.62, compared to $29.06 at March 31, 2000.

Investments

     Short-term investments of $101,000 at June 30, 2000, consisting of funds invested in The Bank Investment Fund, decreased $499,000, or 83.2%, from the $600,000 at March 31, 2000. Investment securities available-for-sale decreased $2.1 million, or 6.5%, primarily in government agency securities and mortgage-backed securities. The total decrease in investments was $2.1 million.

     The Company's investment portfolio at June 30, 2000 reflects a $1.8 million net unrealized loss on available-for-sale securities, compared to a net unrealized loss of $2.1 million at March 31, 2000.

     The tables below shows the investment  securities portfolios at the periods
presented.   The  amortized   cost  and  estimated  fair  value  of  investments
available-for-sale were:

                                                             June 30, 2000                    March 31, 2000
                                                             -------------                    --------------
                                                      Amortized          Fair            Amortized           Fair
                                                        Cost             Value              Cost             Value
                                                      -------           -------           -------           -------
                                                                              (In thousands)
  Marketable equity securities                        $ 9,931           $ 9,474           $ 9,840           $ 9,049
                                                      -------           -------           -------           -------
  Mortgage-backed securities                           16,095            15,623            16,937            16,476
  Trust preferred equity securities                     2,501             2,001             2,501             1,916
  Corporate bonds and notes                               495               462               495               462
  Preferred stocks                                      1,500             1,235             1,500             1,342
  Government agency securities                          1,000               967             2,607             2,567
                                                      -------           -------           -------           -------
Total                                                 $31,522           $29,761           $33,880           $31,812
                                                      =======           =======           =======           =======

     The amortized cost and estimated fair values of investments held-to-maturity were:

                                                                 June 30, 2000                March 31, 2000
                                                                 -------------                --------------

                                                          Amortized         Fair        Amortized         Fair
                                                             Cost          Value           Cost          Value
                                                             ----          -----           ----          -----
                                                                               (In thousands)
Mortgage-backed  and mortgage-related securities             $475           $483           $527           $535
                                                             ----           ----           ----           ----
Total Mortgage-backed and mortgage related
Securities                                                   $475           $483           $527           $535
                                                             ----           ----           ----           ----

Loans

     During the first quarter of fiscal 2001, loans receivable increased by $12.3 million, or 3.1%, as detailed below:

                                                                        June 30,      % of total          March 31,      % of total
                                                                         2000            Loans              2000            Loans
                                                                         ----            -----              ----            -----
Mortgage loans:                                                                              (Dollars in thousands)
            Residential 1 - 4 family                                   $205,917          50.02%          $201,256          50.32%
            Multi-family                                                 88,262          21.44             78,610          19.65
            Commercial real estate                                       93,719          22.77             95,869          23.97
            Construction and development/land                             7,688           1.87             10,009           2.50
                                                                       --------         ------           --------         ------
                  Total mortgage loans                                  395,586          96.10            385,744          96.44
Commercial loans                                                            912           0.22                225           0.06
Consumer loans:
            Equity lines                                                 10,477           2.55              9,500           2.37
            Other consumer loans                                          4,681           1.13              4,520           1.13
                                                                       --------         ------           --------         ------
                   Total loans                                          411,656         100.00%           399,989         100.00%
                                                                                        ======                            ======
Deduct:
            Allowance for loan loss                                       4,080                             3,915
            Undisbursed proceeds of construction
                   and development loans in process                       2,062                             2,825
            Deferred loan fees                                               83                               156
                                                                       --------                          --------
Net loans receivable                                                   $405,431                          $393,093
                                                                       ========                          ========

     At June 30, 2000 loans serviced for others was $20.7 million, compared to $20.8 million at March 31, 2000.

Asset Quality

     At June 30, 2000 non-performing assets totaled $1.6 million, an increase of $300,000, or 22.2%, from $1.3 million at March 31, 2000. Non-performing assets consist of all loans that are delinquent 90 days or more, and any real estate owned. The Bank had $42,000 in real estate owned at June 30, 2000, compared to $62,000 at March 31, 2000, a decrease of $20,000, or 32.3%, due to the receipt of private mortgage insurance. At June 30, 2000, non-performing assets represented 0.34% of total assets and 0.39% of loans receivable net, compared to 0.28% and 0.33%, respectively, at March 31, 2000. The increase in non-performing assets was the result of four residential loans being added to non-accrual loans.

     The  composition  of  non-performing   assets,   which  consist  solely  of
non-performing loans for the periods presented was:

                                                                     June 30,                        March 31,
                                                             2000                 1999                 2000
                                                            ------               ------               ------
                                                                        (Dollars in thousands)
Non-accrual loans:
        Mortgage Loans:
            One-to-four-family                              $1,036               $  574               $  731
            Multi-family                                        --                  279                   --
            Commercial real estate                             443                  770                  443
            Construction and development                        --                   --                   --
                                                            ------               ------               ------
               Total mortgage loans                          1,479                1,623                1,174
                                                            ------               ------               ------
        Consumer Loans:
            Equity lines                                        --                   65                   --
            Other consumer loans                                50                   12                   50
                                                            ------               ------               ------
               Total consumer loans                             50                   77                   50
                                                            ------               ------               ------
               Total non-accrual loans                       1,529                1,700                1,224
Real estate owned, net                                          42                   --                   62
                                                            ------               ------               ------
Total non-performing assets                                 $1,571               $1,700               $1,286
                                                            ------               ------               ------
Non-performing assets as a percentage of:
            Loans receivable, net                             0.39%                0.51%                0.33%
            Total assets                                      0.34                 0.43                 0.28

     The following represents the activity in the allowance for loan losses for the three months ended June 30, 2000:

                                                    (In thousands)

         Balance at March 31, 2000                      $3,915
         Provision for loan losses                         165
         Losses charged to allowance                        --
         Recoveries                                         --
                                                        ------
         Balance at June 30, 2000                       $4,080
                                                        ------

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

Deposits and Borrowed Funds

     Deposits increased slightly during the three month period ending June 30, 2000, as detailed below:

                                                 June 30,     % of total     March 31,     % of total
                                                   2000        deposits        2000         deposits
                                                 --------       ------       --------        ------
                                                               (Dollars in thousands)
          Regular savings accounts               $ 26,376        10.21%      $ 26,876         10.87%
          NOW accounts                             22,742         8.80         22,392          9.05
          Money market accounts                    71,744        27.77         71,117         28.75
          Non-interest bearing deposits             6,866         2.66          6,301          2.55
                                                 --------       ------       --------        ------
                                                  127,728        49.44        126,686         51.22
          Term deposits                           130,628        50.56        120,658         48.78
                                                 --------       ------       --------        ------
                  Total deposits                 $258,356       100.00%      $247,344        100.00%
                                                 ========       ======       ========        ======

     During the period, FHLB advances increased $4.7 million, or 3.2% and other borrowed funds, consisting of a FNMA Repurchase Agreement and Federal Funds purchased, decreased $6.1 million.

Comparison  of  Operating  Results for the Three  Months ended June 30, 2000 and
1999

General

     Consolidated net income for the three months ended June 30, 2000 totaled $807,000, or $0.45 per share, compared to $584,000, or $0.27 per share, for the same period last year. This represents an increase of $223,000, or 38.2%, in net income and a $0.18 or 66.7% increase in earnings per share. The increase was primarily due to higher net interest income due to an increase in the average balance of interest earning assets, primarily loans, a decrease in the provision for loan losses, and an increase in non-interest income. These increases were offset in part by higher income taxes and slightly higher non-interest expense.

Interest Income

     Interest income for the three months ended June 30, 2000 increased $1.9 million, or 28.1%, to $8.8 million, compared to $6.8 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, which increased from $359.0 million for the quarter ended June 30, 1999 to $438.1 million for the quarter ended June 30, 2000, an increase of $79.1 million, or 22.0%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of loans, net of $77.0 million, or 24.2%, and an increase in mortgage-backed and mortgage related securities of $2.6 million, or 14.3%. The increase was also due to an increase in the yield on interest-earning assets of 38 basis points, to 8.00%.

Interest Expense

     Interest expense for the three months ended June 30, 2000 increased $1.6 million, or 47.0%, to $4.9 million compared to $3.4 million for the same period last year. The increase in interest expense was the result of a $84.3 million, or 26.9%, increase in the average balance of interest-bearing liabilities which increased from $312.6 million for the three months ended June 30, 1999 to $396.9 million for the three months ended June 30, 2000. The increase was also due to an increase in the cost of funds of 68 basis points to 4.97%, due to an increase in market rates and increases in the average balance of term deposit accounts and FHLB advances, which generally bear higher interest rates than core deposits, such as savings accounts and MMDA accounts. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $30.1 million, or 14.1% and the average balance of FHLB advances and other borrowings of $54.2 million, or 54.6%.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.


For the three months ended June 30,                                    2000                                   1999
                                                      ----------------------------------------------------------------------------

                                                                    Interest                               Interest
                                                      Average        income/       Yield/      Average      income/         Yield/
                                                      balance        expense        rate       balance      expense          rate
                                                      -------        -------        ----       -------      -------          ----
                                                                             (Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments                               $  1,692       $     26        6.15%     $  2,854      $     34         4.76%
Investment securities                                  21,365            369        6.91        20,622           278         5.39
Mortgage backed & related securities                   20,375            301        5.90        17,822           267         5.99
Loans and mortgage loans held-for-sale                394,652          8,065        8.17       317,654         6,260         7.88
                                                     --------       --------                  --------      --------
Total interest-earning assets                         438,084          8,761        8.00       358,952         6,839         7.62
                                                                    --------                                --------
Non interest-earning assets                            26,928                                   21,632
                                                     --------                                 --------
  Total                                              $465,012                                 $380,584
                                                     ========                                 ========
Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                                       $ 22,645       $     63        1.12%     $ 23,371      $     64         1.10%
  Regular savings accounts                             26,225            135        2.05        26,463           136         2.06
  Money market accounts                                69,233            741        4.28        56,226           534         3.80
  Certificate accounts                                125,462          1,716        5.47       107,398         1,385         5.16
                                                     --------       --------                  --------      --------
Total interest-bearing deposits                       243,565          2,655        4.36       213,458         2,119         3.97
  FHLB advances                                       147,391          2,191        5.95        97,073         1,207         4.97
  Other Borrowings                                      5,956             86        5.79         2,119            28         5.29
                                                     --------       --------                  --------      --------
Total interest-bearing liabilities                    396,912          4,932        4.97       312,650         3,354         4.29
                                                                    --------                                --------
  Demand deposits                                       6,593                                    4,683
  Other liabilities                                     8,213                                    4,123
  Equity                                               53,294                                   59,128
                                                     --------                                 --------
  Total                                              $465,012                                 $380,584
                                                     ========                                 ========
Net interest income                                                 $  3,829                                $  3,485
                                                                    ========                                ========
Interest rate spread                                                                3.03%                                    3.33%
                                                                                    ====                                     ====
Net interest margin                                                                 3.50%                                    3.88%
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

                                                   Quarters ended June 30,
                                                        2000 vs. 1999
                                                   -----------------------
                                              Change due to Increase (Decrease)
                                 Volume             Rate                Net
                                 ------            ------             ------
                                               (In thousands)

Interest income:
         Loans                   $1,566            $  239             $1,805
         Investments                 18                99                117
                                 ------            ------             ------
              Total               1,584               338              1,922
                                 ------            ------             ------
Interest expense:
         Deposits                   374               162                536
         Borrowings                 770               271              1,041
                                 ------            ------             ------
              Total               1,144               433              1,577
                                 ------            ------             ------
Net interest income              $  440            $  (95)            $  345
                                 ======            ======             ======


Provision for Loan Losses

     Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for loan losses totaled $165,000 for the quarter ended June 30, 2000, compared to $225,000 for the same period last year. The decrease in the loan loss provision for the period is a direct result of the slower growth in the loan portfolio from the previous year. The provision reflects management's analysis of the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The level of provision is reflective of the increase in the overall size and mix of the loan portfolio during the period.

     At June 30, 2000 and March 31, 2000, the allowance for loan losses was $4.1 million and $3.9 million, respectively, which represents 266.7% of non-performing loans and 1.0% of total loans at June 30, 2000, compared to 319.9% of non-performing loans and 0.99% of total loans at March 31, 2000.

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

Non-interest income

     Total non-interest income increased $24,000, or 14.3%, to $192,000, primarily due to increased fees on loans originated and deposit accounts because of a larger number of accounts, income received on alternative investment services the bank offers and tax-advantaged income received on Bank Owned Life Insurance. Such increases were offset by unrealized losses on trading securities, which represents a decrease in the market value of the assets supporting certain benefit plans, which also results in a corresponding reduction in salaries and benefits.

Non-interest expense

     Total non-interest expense was $2.6 million for the quarter ended June 30, 2000, compared to $2.5 million for the same period last year, an increase of 4.3%. Total salaries and benefits increased $89,000, or 5.5% primarily as a result of a general increase in salaries and benefits and due to the increased number of employees compared to the same quarter last year in part due to the opening of an additional branch location, and the costs associated with the Company's employee benefit plans. Occupancy and equipment expense totaled $349,000 compared to $268,000 for the same period last year, an increase of 30.2%, primarily from the increased level of depreciation on building and leasehold improvements associated with the addition of the new Walpole branch and additional leased space for the administrative and support service areas of the Bank. Advertising expense totaled $134,000 compared to $68,000 for the same period last year, an increase of 97.1%, primarily as a result of the promotion and introduction of new deposit products and retail services. The total of Professional fees and other expenses had a net decrease of $131,000, or 26.1%, primarily a result of a reduction in professional service expenses associated with the development of new products and services introduced during last fiscal year.

Income Taxes

     Income taxes for the three months ended June 30, 2000 were $423,000 on pretax income of $1.2 million, for an effective rate of 34.4%, compared to $324,000 on pretax income of $908,000, for an effective rate of 35.7% for the same period last year. The effective tax rate for the current period is lower than the prior periods due to various tax planning strategies implemented by the Company, specifically the purchase of tax-advantaged life insurance products and the establishment of two Massachusetts securities corporations at the Bank level, which lowered state taxes.

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

     At June 30, 2000, the Company's capital ratio was 11.39% of total assets. The Bank at June 30, 2000 had total capital of 9.02% and risk based capital of 13.66% (unaudited), as compared to 9.15% and 15.84% (unaudited) at March 31, 2000.

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

     At June 30, 2000 the Company and the Bank met all the capital adequacy requirements to which they are subject. As of June 30, 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

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

     This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At June 30, 2000 the Bank's liquidity ratio was 5.71%. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and due from banks, short-term investments and securities, excluding FHLB stock, totaled $36.5 million, or 7.7% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2000, the Bank had $152.2 million in advances outstanding from the FHLB, and at June 30, 2000, had an additional overall borrowing capacity from the FHLB of $30.9 million.

     Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Management is responsible for monitoring and limiting the Bank's exposure to interest rate risk within established guidelines while maximizing net interest income. The Bank will continue to monitor its' interest rate risk sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's Form 10-K for the year ended March 31, 2000.

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

     In recent years, the Bank has primarily utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and purchase of adjustable-rate loans; (ii) investing primarily in U.S. Government securities or mortgage-backed and mortgage-related securities with shorter estimated maturities; (iii) utilizing FHLB advances to better structure the maturities of its interest rate sensitive liabilities; and (iv) to a substantially lesser extent, selling in the secondary market longer-term fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans.

Gap Analysis.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2000, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a negative 18.0%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.

                                                          More          More          More          More
                                                          than          than          than          than
                                                        1 Year        2 Years       3 Years       4 Years       More       Total
                                          1 Year           to            to           to            to          than        Amount
                                          or Less       2 Years       3 Years       4 Years       5 Years      5 Years        (1)
                                         -------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Interest-earning assets:
   Short-term investments ............   $     101     $      --     $      --     $      --     $      --    $      --    $     101
   Securities ........................      14,428            --            --         1,000            --          316       15,744
   Mortgage-backed
      Securities .....................          --            --            --            --            --       16,253       16,253
   Stock in FHLB-Boston ..............       8,051            --            --            --            --           --        8,051
   Loans (1) .........................     113,391        35,798        57,062        83,720        43,593       74,417      407,981
                                         ---------     ---------     ---------     ---------     ---------    ---------    ---------
      Total interest-earning assets ..   $ 135,971     $  35,798     $  57,062     $  84,720     $  43,593    $  90,986    $ 448,130
                                         =========     =========     =========     =========     =========    =========    =========

Interest-bearing liabilities:
   Money market accounts .............   $  57,395     $  10,762     $   3,587     $      --     $      --    $      --    $  71,744
   Regular savings accounts ..........       3,956         3,956         3,956         3,956         3,956        6,596       26,376
   NOW accounts ......................       1,137         1,137         1,137         1,137         1,137       17,057       22,742
   Certificate accounts ..............      97,712        25,110         3,854           565         3,367           20      130,628
   Other borrowed funds ..............       2,066            --            --            --            --           --        2,066
   FHLB advances .....................      58,558        24,794         9,328            --            --       59,500      152,180
                                         ---------     ---------     ---------     ---------     ---------    ---------    ---------
      Total interest-bearing
         liabilities .................   $ 220,824     $  65,759     $  21,862     $   5,658     $   8,460    $  83,173    $ 405,736
                                         =========     =========     =========     =========     =========    =========    =========
Interest-earning assets less
   interest-bearing liabilities ......   $ (84,853)    $ (29,961)    $  35,200     $  79,062     $  35,133    $   7,813    $  42,394
                                         =========     =========     =========     =========     =========    =========    =========
Cumulative interest-rate
   sensitivity gap ...................   $ (84,853)    $(114,814)    $ (79,614)    $    (552)    $  34,581    $  42,394
                                         =========     =========     =========     =========     =========    =========
Cumulative interest-rate gap as
   a percentage of total assets ......      (18.02)%      (24.38)%      (16.90)%       (0.12)%       7.34%        9.00%
Cumulative interest-rate gap as
   a percentage of total interest-
   earning assets ....................      (18.93)%      (25.62)%      (17.77)%       (0.12)%       7.72%        9.46%
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities .......................       61.57%        59.94%        74.19%        99.82%      110.72%      110.45%

----------
(1)  Excludes nonaccrual loans.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  3.1  Certificate of Incorporation of Bay State Bancorp, Inc.*
                  3.2  Amended and Restated Bylaws of Bay State Bancorp, Inc.**
                  4.0  Stock Certificate of Bay State Bancorp, Inc.*
                 11.0  Computation of per share earnings (filed herewith)
                 27.0  Financial data schedule (filed herewith)

* Incorporated herein by reference from the exhibits to Form SB-2 registration as amended, Registration No. 333-40115

** Incorporated herein by reference from the registrants Form 10-KSB, as filed with the Securities Exchange Commission on June 14, 1999.

(b)  Reports on Form 8-K

          (i)  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1939, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Bay State Bancorp, Inc.


August 10, 2000
----------------------             --------------------------------
Date                               John F. Murphy
                                   Chairman, President, and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


August 10, 2000
----------------------             --------------------------------
Date                               Michael O. Gilles
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)