Form 10-Q
period 2000-09-30
BAY STATE BANCORP INC
filed 2000-11-13
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.|X| Yes |_| No

The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of November 8, 2000, was 1,856,866.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

  PART I - FINANCIAL INFORMATION...............................................1

    Item 1 - Consolidated Financial Statements.................................1

       Consolidated  Balance  Sheets - September 30, 2000 and
       March 31, 2000 (unaudited)..............................................1

       Consolidated Income Statements - For the three and six months ended September 30, 2000 and 1999 (unaudited)...........................2

       Consolidated Statements of Cash Flows - For the six months ended September 30, 2000 and 1999 (unaudited)...........................3

       Consolidated Statements of Changes in Stockholders' Equity -
       For the six months ended September 30, 2000 and 1999 and the years ended March 31, 2000 and 1999 (unaudited).........................4

       Notes to Unaudited Consolidated Financial Statements for
       the Period Ended September 30, 2000.....................................5

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................6

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......17

  PART II - OTHER INFORMATION.................................................19

    Item 1 - Legal Proceedings................................................19

    Item 2 - Changes in Securities and Use of Proceeds........................19

    Item 3 - Defaults Upon Senior Securities..................................19

    Item 4 - Submission of Matters to a Vote of Security Holders..............19

    Item 5 - Other Information................................................19

    Item 6 - Exhibits and Reports on Form 8-K.................................19

    SIGNATURES................................................................20

    EXHIBITS..................................................................21

       Computation of per share earnings - Exhibit 11.........................21

       Financial Data Schedule - Exhibit 27...................................22

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements


             Bay State Bancorp, Inc. and Subsidiaries
                   Consolidated Balance Sheets
          (Dollars in thousands, except per share data)

                                                                                                     September 30,         March 31,
                                                                                                         2000                2000
                                                                                                         ----                ----
ASSETS                                                                                                         (Unaudited)
Cash and due from banks                                                                              $   8,933           $   5,392
Short-term investments                                                                                   6,310                 600
                                                                                                     ---------           ---------
        Cash and Cash Equivalents                                                                       15,243               5,992
Investment in available-for-sale securities (at fair value)                                             31,089              31,812
Investments in held-to-maturity securities (fair values of $438 and $535)                                  434                 527
Stock in Federal Home Loan Bank of Boston                                                                8,321               8,051
Loans receivable, net                                                                                  414,858             393,093
Other real estate owned                                                                                     68                  62
Accrued interest receivable                                                                              3,041               2,470
Premises and equipment, net                                                                              3,288               3,078
Deferred tax asset, net                                                                                  3,463               3,811
Investment in bank owned life insurance                                                                  8,097               7,888
Other assets                                                                                             3,473               3,353
                                                                                                     ---------           ---------
                    Total assets                                                                     $ 491,375           $ 460,137
                                                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
           Deposits                                                                                  $ 268,561           $ 247,344
           Federal Home Loan Bank Advances                                                             161,418             147,527
           Other borrowed funds                                                                          2,291               8,137
           Accrued expenses and other liabilities                                                        5,113               4,499
                                                                                                     ---------           ---------
                    Total liabilities                                                                  437,383             407,507
                                                                                                     ---------           ---------
Stockholders' equity:
           Common stock, par value $.01 per share,
                    2,535,232 shares issued                                                                 25                  25
           Additional paid-in capital                                                                   49,192              49,207
           Retained earnings                                                                            22,874              21,600
           Accumulated other comprehensive loss                                                           (364)             (1,788)
           Unearned ESOP shares                                                                         (2,826)             (2,826)
           Unearned 1998 Stock-Based Incentive Plan Shares                                              (1,532)             (1,681)
           Treasury stock, 638,852 and 578,952 shares                                                  (13,377)            (11,907)
                                                                                                     ---------           ---------
                    Total stockholders' equity                                                          53,992              52,630
                                                                                                     ---------           ---------
                    Total liabilities and stockholders' equity                                       $ 491,375           $ 460,137
                                                                                                     =========           =========

Equity-to-asset ratio                                                                                    10.99%              11.44%

Book value per share                                                                                 $   30.84           $   29.06


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                         Consolidated Income Statements
                  (Dollars in thousands, except per share data)

                                                                                 Three months ended            Six months ended
                                                                                    September 30,                September 30,
                                                                                    -------------                -------------
                                                                                  2000         1999            2000         1999
                                                                                  ----         ----            ----         ----
                                                                                                   (Unaudited)
Interest income:
    Loans                                                                      $     8,510  $     6,807    $    16,575  $    13,067
    Investments                                                                        715          744          1,411        1,323
                                                                               -----------  -----------    -----------  -----------
       Total interest income                                                         9,225        7,551         17,986       14,390
                                                                               -----------  -----------    -----------  -----------
 Interest expense:
    Deposits                                                                         2,887        2,168          5,542        4,287
    Borrowed funds                                                                   2,494        1,797          4,771        3,033
                                                                               -----------  -----------    -----------  -----------
       Total interest expense                                                        5,381        3,965         10,313        7,320
                                                                               -----------  -----------    -----------  -----------
       Net interest income before provision for loan losses                          3,844        3,586          7,673        7,070
 Provision for loan losses                                                             150          225            315          450
                                                                               -----------  -----------    -----------  -----------
       Net interest income after provision for loan losses                           3,694        3,361          7,358        6,620
                                                                               -----------  -----------    -----------  -----------
 Non-interest income:
    Service charges on deposit accounts                                                105           71            205          143
    Unrealized gain on trading securities                                               68          138             12          138
    Gain on sale of investments                                                         40           --             40           --
    Gain on sale of loans                                                                4            7              7            6
    Net increase in cash surrender value of bank owned life insurance policies         104           75            208          146
    Other income                                                                        90           13            131           39
                                                                               -----------  -----------    -----------  -----------
       Total non-interest income                                                       411          304            603          472
                                                                               -----------  -----------    -----------  -----------
       Income before non-interest expense and income taxes                           4,105        3,665          7,961        7,092
                                                                               -----------  -----------    -----------  -----------
 Non-interest expense:
    Salaries and employee benefits                                                   1,757        1,730          3,458        3,342
    Occupancy and equipment expense                                                    379          275            728          543
    Professional fees                                                                   77          167            145          402
    Advertising                                                                        119           73            253          141
    Data processing                                                                     92           62            163          131
    Other expenses                                                                     315          320            618          587
                                                                               -----------  -----------    -----------  -----------
       Total non-interest expense                                                    2,739        2,627          5,365        5,146
                                                                               -----------  -----------    -----------  -----------
       Income before income taxes                                                    1,366        1,038          2,596        1,946
 Income tax expense                                                                    510          365            933          689
                                                                               -----------  -----------    -----------  -----------
       Net income                                                              $       856  $       673    $     1,663  $     1,257
                                                                               ===========  ===========    ===========  ===========
 Comprehensive net income(loss)                                                $     1,949  $      (139)   $     3,087  $       469
                                                                               ===========  ===========    ===========  ===========

Weighted average common shares outstanding - Basic                               1,787,953    2,122,658      1,799,301    2,150,171
                                                                               ===========  ===========    ===========  ===========

Weighted average common and common equivalent shares
outstanding - Diluted                                                            1,834,490    2,125,314      1,821,452    2,161,316
                                                                               ===========  ===========    ===========  ===========
Basic earnings per share                                                       $      0.48  $      0.32    $      0.92  $      0.58
                                                                               ===========  ===========    ===========  ===========
Diluted earnings per share                                                     $      0.47  $      0.32    $      0.91  $      0.58
                                                                               ===========  ===========    ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                    Six months ended September 30,
                                                                                                    ------------------------------
                                                                                                        2000             1999
                                                                                                        ----             ----
                                                                                                             (Unaudited)
Net cash flows from operating activities:
     Net income                                                                                     $   1,663         $   1,257
     Adjustments to reconcile net income to net cash provided
       by operating activities:
           Earned stock based incentive plan                                                              134                --
           Provision for loan losses                                                                      315               450
           Net decrease mortgage loans held-for-sale                                                       --               321
           (Gain) loss on sale of loans                                                                    (7)                6
           Gain on sale of other real estate owned                                                         (7)               --
           Depreciation and amortization                                                                  208               155
           Gain on sale of investments                                                                    (40)               --
           Amortization of securities, net of accretion                                                   (35)             (105)
           Unrealized gain on trading securities                                                          (12)               --
           Decrease in deferred income tax assets, net                                                     95                --
           Amortization of loan fees and discounts                                                          9                 2
           (Increase)in accrued interest receivable                                                      (571)             (344)
           Increase in cash surrender value B.O.L.I                                                      (209)               --
           (Increase) in prepaid expense and other assets                                                (104)             (475)
           Increase in other liabilities                                                                  614               785
                                                                                                    ---------         ---------
     Net cash provided by operating activities                                                          2,053             2,052
                                                                                                    ---------         ---------
Net cash flows from investing activities:
           Maturities and principal repayments on investments held to maturity                             93               310
           Maturities and principal repayments on investments available for sale                        4,451             5,883
           Proceeds from sales of available for sale securities                                         1,205                --
           Purchases of investments available for sale                                                 (3,185)          (21,859)
           Purchases of Federal Home Loan Bank of Boston Stock                                           (270)           (3,000)
           Investment in bank owned life insurance                                                         --            (1,646)
           Proceeds from sales of other real estate owned                                                  49                --
           Payment received on other real estate owned                                                     20                --
           Net increase in loans                                                                      (22,150)          (60,313)
           Capital expenditures                                                                          (418)             (258)
                                                                                                    ---------         ---------
     Net cash used for investing activities                                                           (20,205)          (80,883)
                                                                                                    ---------         ---------
Net cash flows from financing activities:
           Net deposit activity                                                                        21,217             8,746
           Proceeds of borrowings                                                                     143,000           156,973
           Repayment of borrowings                                                                   (129,109)          (97,572)
           Net increase (decrease) in other borrowed funds                                             (5,846)           10,130
           Dividends on common stock                                                                     (389)             (278)
           Purchases of treasury stock                                                                 (1,470)           (2,592)
                                                                                                    ---------         ---------
     Net cash provided by financing activities                                                         27,403            75,407
                                                                                                    ---------         ---------
Net increase (decrease) in cash and cash equivalents                                                    9,251            (3,424)
     Cash and cash equivalents at beginning of period                                                   5,992            10,107
                                                                                                    ---------         ---------
     Cash and cash equivalents at end of period                                                     $  15,243         $   6,683
                                                                                                    ---------         ---------
Supplemental disclosure of cash flow information:
     Cash paid during period for:
           Interest                                                                                 $  10,222         $   7,050
           Income taxes                                                                             $   1,128         $     830
     Loans transferred to other real estate owned                                                   $      68         $      --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                      (In thousands, except per share data)
                                   (Unaudited)

For the six months ended September 30, 2000 and 1999, and the Fiscal years ended March 30, 2000 and 1999.

                                                                                          Accumulated                  Unearned
                                                               Additional                    Other                    Stock-based
                                                    Common       Paid-in      Retained   Comprehensive    Unearned     Incentive
                                                     Stock       Capital      Earnings   Income (Loss)  ESOP Shares   Plan Shares
                                                   -------------------------------------------------------------------------------
Balance at March 31, 1998                          $     25     $ 49,194      $ 17,340      $    666      $ (3,651)     $     --
  Net Income                                             --           --         2,234            --            --            --
  Net change in unrealized gain on available
    for sale securities, net of tax effect               --           --            --          (621)           --            --
       Comprehensive income                              --           --            --            --            --            --
  Purchase of treasury stock, 126,762 shares             --           --            --            --            --            --
  Dividends paid, $0.05 per share                        --           --          (111)           --            --            --
  Reduction in unearned ESOP shares charged
    to expense                                           --           --            --            --           419            --
  Appreciation in fair value of unearned ESOP
    Shares charged to expense                            --           95            --            --            --            --
  Common stock acquired for stock-based
    Incentive plans                                      --           --            --            --            --        (2,269)
  Issuance of stock incentive plan shares                --          (12)           --            --            --            96
                                                   -------------------------------------------------------------------------------
Balance at March 31, 1999                                25       49,277        19,463            45        (3,232)       (2,173)
  Net Income                                             --           --         2,755            --            --            --
Net change in unrealized gain on available
  for sale securities, net of tax effect                 --           --            --        (1,833)           --            --
     Comprehensive income                                --           --            --            --            --            --
  Purchase of treasury stock, 452,190 shares             --           --            --            --            --            --
  Dividends paid, $0.28 per share                        --           --          (618)           --            --            --
     Reduction in unearned ESOP shares charged
      to expense                                         --           --            --            --           406            --
  Reduction in fair value of unearned ESOP
      shares charged to expense                          --          (10)           --            --            --            --
Issuance of stock incentive plan shares                  --          (60)           --            --            --           492
                                                   -------------------------------------------------------------------------------
Balance at March 31, 2000                                25       49,207        21,600        (1,788)       (2,826)       (1,681)
  Net Income                                             --           --         1,663            --            --            --
Net change in unrealized loss on available
  for sale securities, net of tax effect                 --           --            --         1,424            --            --
     Comprehensive income                                --           --            --            --            --            --
  Purchase of treasury stock, 59,900 shares              --           --            --            --            --            --
  Dividends paid, $0.20 per share                        --           --          (389)           --            --            --
  Issuance of stock incentive plan shares                --          (15)           --            --            --           149
                                                   -------------------------------------------------------------------------------
Balance at September 30, 2000 (Unaudited)          $     25     $ 49,192      $ 22,874      $   (364)     $ (2,826)     $ (1,532)
                                                   ===============================================================================

                                                   -------------------------------------------------------------------------------
Balance at March 31, 1999                          $     25     $ 49,277      $ 19,463      $     45      $ (3,232)     $ (2,173)
  Net Income                                             --           --         1,257            --            --            --
Net change in unrealized gain on available
  for sale securities, net of tax effect                 --           --            --          (788)           --            --
     Comprehensive income                                --           --            --            --            --            --
  Purchase of treasury stock, 120,424 shares             --           --            --            --            --            --
  Dividends paid, $0.12 per share                        --           --          (278)           --            --            --
                                                   -------------------------------------------------------------------------------
Balance at September 30, 1999 (Unaudited)          $     25     $ 49,277      $ 20,442      $   (743)     $ (3,232)     $ (2,173)
                                                   ===============================================================================

                                                                  Total
                                                   Treasury    Stockholders'
                                                     Stock        Equity
                                                   -------------------------
Balance at March 31, 1998                          $     --      $ 63,574
  Net Income                                             --            --
  Net change in unrealized gain on available
    for sale securities, net of tax effect               --            --
       Comprehensive income                              --         1,613
  Purchase of treasury stock, 126,762 shares         (3,107)       (3,107)
  Dividends paid, $0.05 per share                        --          (111)
  Reduction in unearned ESOP shares charged
    to expense                                           --           419
  Appreciation in fair value of unearned ESOP
    Shares charged to expense                            --            95
  Common stock acquired for stock-based
    Incentive plans                                      --        (2,269)
  Issuance of stock incentive plan shares                --            84
                                                   -------------------------
Balance at March 31, 1999                            (3,107)       60,298
  Net Income                                             --            --
Net change in unrealized gain on available
  for sale securities, net of tax effect                 --            --
     Comprehensive income                                --           922
  Purchase of treasury stock, 452,190 shares         (8,800)       (8,800)
  Dividends paid, $0.28 per share                        --          (618)
     Reduction in unearned ESOP shares charged
      to expense                                         --           406
  Reduction in fair value of unearned ESOP
      shares charged to expense                          --           (10)
Issuance of stock incentive plan shares                  --           432
                                                   -------------------------
Balance at March 31, 2000                           (11,907)       52,630
  Net Income                                             --            --
Net change in unrealized loss on available
  for sale securities, net of tax effect                 --            --
     Comprehensive income                                --         3,087
  Purchase of treasury stock, 59,900 shares          (1,470)       (1,470)
  Dividends paid, $0.20 per share                        --          (389)
  Issuance of stock incentive plan shares                --           134
                                                   -------------------------
Balance at September 30, 2000 (Unaudited)          $(13,377)     $ 53,992
                                                   =========================

                                                   -------------------------
Balance at March 31, 1999                          $ (3,107)     $ 60,298
  Net Income                                             --            --
Net change in unrealized gain on available
  for sale securities, net of tax effect                 --            --
     Comprehensive income                                --           469
  Purchase of treasury stock, 120,424 shares         (2,592)       (2,592)
  Dividends paid, $0.12 per share                        --          (278)
                                                   -------------------------
Balance at September 30, 1999 (Unaudited)          $ (5,699)     $ 57,897
                                                   =========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED September 30, 2000

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

(2) Accounting Principles

     The accompanying unaudited consolidated financial statements of Bay State Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended March 31, 2000 and Form 10-Q for the period ended June 30, 2000 filed with the SEC.

(3) Stock Repurchase Program

     On October 31, 2000 the Company announced the completion of its fifth 5%, or 97,814 shares, stock repurchase program and the approval of a sixth 5%, or 92,293 shares, repurchase program. Upon completion of this sixth repurchase the Company will have 1,765,543 shares outstanding and will have repurchased approximately 30% of its outstanding shares.

(4) Impact on New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 when adopted will not have a material effect on the Company's consolidated financial statements.

Item 2 - Management's Discussion and analysis of Financial Condition and Results of Operations (Unaudited)

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

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

     Bay State a savings and loan holding company, was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of the Bank as part of the Bank's Conversion. The Bank is a federally chartered savings bank and is subject to regulation by the OTS.

     The Bank's business activities are concentrated in Eastern Massachusetts through six full service retail banking offices located in Norfolk and Suffolk Counties, Massachusetts. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Bank primarily makes residential first mortgages, commercial and multi-family real estate loans and to a lesser extent home equity lines of credit, consumer loans and residential construction loans. Lending operations, particularly loan originations are are primarily conducted from the retail offices and at the point of sale. Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

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

Comparison of Financial Condition at September 30, 2000 and March 31, 2000

     Total assets at September 30, 2000 were $491.4 million, compared to $460.1 million at March 31, 2000, an increase of 6.8%. Net loans receivable increased $21.8 million, or 5.5%, primarily in 1-4 family residential mortgages, multi-family and to a lesser extent commercial real estate loans and home equity lines of credit. Short-term investments, which consist mainly of overnight investments, increased $5.7 million. The increase in assets was funded primarily from a $21.2 million, or 8.6%, increase in deposits, and a $13.9 million, or 9.4% increase in Federal Home Loan Bank advances. The increase in deposits was a result of increased marketing efforts of the Bank's new deposit products and continued customer migration resulting from the recent merger activity in the Bank's primary market area.

     Total stockholders' equity was $54.0 million, or 10.99% of total assets, at September 30, 2000, an increase of $1.4 million, or 2.6%, from $52.6 million, or 11.44% of total assets, at March 31, 2000. The change in equity was the net result of net income for the period, an increase in the market value of investment securities classified as available for sale, offset by the purchase of additional treasury stock. The Company's book value per share at September 30, 2000 was $30.84, compared to $29.06 at March 31, 2000.

Investments

     Short-term investments were $6.3 million at September 30, 2000, consisting of federal funds sold to the Federal Home Loan Bank of Boston ("FHLB"), and to a lesser extent funds invested in The Bank Investment Fund which represented an increase of $5.7 million, or 951.7%, from the $600,000 at March 31, 2000. Investment securities available-for-sale decreased $723,000, or 2.3%, primarily in mortgage-backed securities. The total increase in investments was $5.0 million.

     The Company's investment portfolio at September 30, 2000 reflects a $364,000 net unrealized loss on available-for-sale securities, net of tax, compared to a net unrealized loss of $1.8 million, net of tax, at March 31, 2000.

     The tables below show the investment  securities  portfolios at the periods
presented.   The  amortized   cost  and  estimated  fair  value  of  investments
available-for-sale were:

                                                   September 30, 2000                      March 31, 2000
                                                   ------------------                      --------------
                                              Amortized            Fair            Amortized             Fair
                                                 Cost              Value              Cost               Value
                                               -------            -------            -------            -------
                                                                        (In thousands)
  Marketable equity securities                 $ 8,865            $ 9,337            $ 9,840            $ 9,049

  Mortgage-backed securities                    15,120             14,772             16,937             16,476

  Trust preferred equity securities              4,499              4,167              2,501              1,916

  Corporate bonds and notes                        496                464                495                462

  Preferred stocks                               1,500              1,373              1,500              1,342

  Government agency securities                   1,000                976              2,607              2,567
                                               -------            -------            -------            -------

Total                                          $31,480            $31,089            $33,880            $31,812
                                               =======            =======            =======            =======

     The   amortized   cost   and   estimated   fair   values   of   investments
held-to-maturity were:

                                                             September 30, 2000               March 31, 2000
                                                             ------------------               --------------
                                                          Amortized         Fair          Amortized         Fair
                                                            Cost            Value           Cost            Value
                                                            ----            ----            ----            ----
                                                                               (In thousands)
Mortgage-backed and mortgage-related securities             $434            $438            $527            $535
                                                            ----            ----            ----            ----
Total Mortgage-backed and mortgage related
Securities                                                  $434            $438            $527            $535
                                                            ====            ====            ====            ====

Loans

     During the six month period ended September 30, 2000, net loans increased by $21.8 million, or 5.5%, as detailed below:

                                                               September 30,      % of total       March 31,       % of total
                                                                   2000              Loans           2000             Loans
                                                                   ----              -----           ----             -----
                                                                                    (Dollars in thousands)
Mortgage loans:
           Residential 1 - 4 family                            $   207,741           49.12%     $   201,256           50.32%
           Multi-family                                             92,189           21.80           78,610           19.65
            Commercial real estate                                  96,123           22.73           95,869           23.97
           Construction and development/land                         9,837            2.33           10,009            2.50
                                                               -----------          ------      -----------          ------
                Total mortgage loans                               405,890           95.98          385,744           96.44
Commercial loans                                                     1,322            0.31              225            0.06
Consumer loans:
           Equity lines                                             11,002            2.60            9,500            2.37
            Other consumer loans                                     4,703            1.11            4,520            1.13
                                                               -----------          ------      -----------          ------
                  Total loans                                      422,917          100.00%         399,989          100.00%

Deduct:
           Allowance for loan loss                                   4,230                            3,915
            Undisbursed proceeds of construction
                   and development loans in process                  3,663                            2,825
           Deferred loan fees                                          166                              156
                                                               -----------                      -----------
Net loans receivable                                           $   414,858                      $   393,093
                                                               ===========                      ===========

     At September 30, 2000 loans serviced for others was $22.0 million, compared to $20.8 million at March 31, 2000.

Asset Quality

     At September 30, 2000 non-performing assets totaled $1.5 million, an increase of $200,000, or 18.5%, from $1.3 million at March 31, 2000. Non-performing assets consist of all loans that are delinquent 90 days or more, and any real estate owned. The increase in non-performing assets was the net result of one loan being placed on non-accrual status. The Bank had $68,000 in real estate owned at September 30, 2000, compared to $62,000 at March 31, 2000, a decrease of $6,000, or 9.7%. At September 30, 2000, non-performing assets represented 0.31% of total assets and 0.35% of loans receivable net, compared to 0.28% and 0.33%, respectively, at March 31, 2000.

     The composition of non-performing assets for the periods presented was:

                                                              September 30,                    March 31,
                                                        2000                1999                 2000
                                                      ------               ------               ------
                                                                   (Dollars in thousands)
Non-accrual loans:
        Mortgage Loans:
               One-to-four-family                     $  568               $  861               $  731
               Multi-family                               --                  279                   --
               Commercial real estate                    818                  774                  443
               Construction and development               --                   --                   --
                                                      ------               ------               ------
                  Total mortgage loans                 1,386                1,914                1,174
                                                      ------               ------               ------
        Consumer Loans:
               Equity lines                               20                   --                   --
               Other consumer loans                       50                   65                   50
                                                      ------               ------               ------
                  Total consumer loans                    70                   65                   50
                                                      ------               ------               ------
               Total non-accrual loans                 1,456                1,979                1,224
Real estate owned, net                                    68                   --                   62
                                                      ------               ------               ------
Total non-performing assets                           $1,524               $1,979               $1,286
                                                      ------               ------               ------
Non-performing assets as a percentage of:
               Loans receivable, net                    0.35%                0.54%                0.33%
               Total assets                             0.31                 0.45                 0.28

               The following represents the activity in the allowance for loan losses for the six months ended September 30, 2000:

                                                       (Dollars in thousands)

               Balance at March 31, 2000                              $3,915
               Provision for loan losses                                 315
               Losses charged to allowance                                (2)
               Recoveries                                                  2
                                                                      ------
               Balance at September 30, 2000                          $4,230
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

Deposits and Borrowed Funds

     Deposits increased $21.2 million, or 8.6%, during the six month period ending September 30, 2000, as detailed below:

                                                September 30,   % of total     March 31,     % of total
                                                    2000         deposits        2000         deposits
                                                  --------        ------       --------        ------
                                                                 (Dollars in thousands)
          Regular savings accounts                $ 28,698         10.69%      $ 26,876         10.87%
          NOW accounts                              27,733         10.33         22,392          9.05
          Money market accounts                     67,697         25.21         71,117         28.75
          Non-interest bearing deposits              8,163          3.04          6,301          2.55
                                                  --------        ------       --------        ------
                                                   132,291         49.27        126,686         51.22
          Term deposits                            136,270         50.73        120,658         48.78
                                                  --------        ------       --------        ------
                  Total deposits                  $268,561        100.00%      $247,344        100.00%
                                                  ========        ======       ========        ======

     During the period, FHLB advances increased $13.9 million, or 9.4%. Other borrowed funds, consisting of a Fannie Mae Repurchase Agreement and Federal Funds purchased, decreased $5.8 million, due to the maturity of the repurchase agreement.

Comparison of Operating Results for the Three Months ended September 30, 2000 and 1999

General

     Net income for the three months ended September 30, 2000 totaled $856,000, or $0.48 per basic share, compared to $673,000, or $0.32 per basic share, for the same period last year. This represents an increase of $183,000, or 27.2%, in net income and a $0.16 or 50.0% increase in earnings per basic share. The increase was primarily due to higher net interest income due to an increase in the average balance of interest earning assets, primarily loans, a decrease in the provision for loan losses, and an increase in non-interest income. These increases were offset in part by higher income taxes and slightly higher non-interest expense.

Interest Income

     Interest income for the three months ended September 30, 2000 increased $1.7 million, or 22.2%, to $9.2 million, compared to $7.6 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, which increased from $399.4 million for the quarter ended September 30, 1999 to $450.4 million for the quarter ended September 30, 2000, an increase of $51.0 million, or 12.8%. The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of net loans of $58.2 million, or 16.7%, an increase in the average balance of interest-earning deposits and federal funds sold of $1.1 million, or 50.7%, to $3.2 million from $2.1 million for the same period last year. The average balance of Investment securities and Mortgage-backed and mortgage related securities totaling $39.8 decreased $8.3 million, or 17.2%, from $48.1 million for the same period last year. Also the growth in interest income was due to an increase in the yield on interest-earning assets of 63 basis points, to 8.19%.

Interest Expense

     Interest expense for the three months ended September 30, 2000 increased $1.4 million, or 35.7%, to $5.4 million compared to $4.0 million for the same period last year. The increase in interest expense was the result of a $56.6 million, or 16.0%, increase in the average balance of interest-bearing liabilities which increased from $353.5 million for the three months ended
September 30, 1999 to $410.2 million for the three months ended September 30, 2000. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase of $36.5 million, or 16.7%, in the average balance of deposits, and an increase in the average balance of FHLB advances and other borrowings of $20.1 million, or 14.9%.

The increase in interest expense was also due to an increase in the cost of funds of 70 basis points to 5.19%, due to an increase in market rates and increases in the average balance of term deposit accounts and FHLB advances, which generally bear higher interest rates than core deposits, such as savings accounts and money market accounts.

Net interest income

     The table below shows the average balances, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the three months ended September 30,                            2000                                 1999
                                               -------------------------------------------------------------------------
                                                              Interest                              Interest
                                                Average       income/        Yield/     Average     income/       Yield/
                                                balance       expense         rate      balance     expense        rate
                                                -------       -------         ----      -------     -------        ----
                                                                         (Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments                          $  2,431     $     42         6.91%    $  2,123    $     25        4.80%
Interest-earning deposits                            769           12         6.24           --          --          --
Taxable investment securities                     21,260          363         6.83       27,195         407        5.98
Mortgage backed & related securities              18,570          297         6.40       20,887         312        5.97
Loans (net of unearned income)                   407,342        8,511         8.36      349,173       6,807        7.80
                                                --------     --------                  --------    --------
Total interest-earning assets                    450,372        9,225         8.19      399,378       7,551        7.56
                                                             --------                              --------
Non interest-earning assets                       36,392                                 27,306
                                                --------                               --------
   Total                                        $486,764                               $426,684
                                                --------                               --------

Liabilities and Equity
Interest-bearing liabilities:
   NOW accounts                                 $ 24,183     $     54         0.88%    $ 23,695    $     66        1.12%
   Regular savings accounts                       26,642          134         2.01       25,438         125        1.96
   Money market accounts                          67,912          739         4.35       59,991         578        3.85
   Certificate accounts                          135,987        1,960         5.77      109,102       1,399        5.13
                                                --------     --------                  --------    --------
Total interest-bearing deposits                  254,724        2,887         4.48      218,226       2,168        3.97
   FHLB advances                                 153,318        2,459         6.34      127,811       1,690        5.23
   Other Borrowings                                2,146           35         6.45        7,505         107        5.73
                                                --------     --------                  --------    --------
Total interest-bearing liabilities               410,188        5,381         5.19      353,542       3,965        4.49
   Demand deposits                                 7,549                                  3,967
   Other liabilities                              15,070                                 11,145
   Equity                                         53,957                                 58,030
                                                --------                               --------
   Total                                        $486,764                               $426,684
                                                ========                               ========
Net interest income                                          $  3,844                              $  3,586
                                                             ========                              ========
Interest rate spread                                                          3.00%                                3.08%
                                                                              ====                                 ====
Net interest margin                                                           3.41%                                3.59%
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

                                                                  Quarters ended September 30,
                                                                         2000 vs. 1999
                                                                         -------------
                                                               Change due to Increase (Decrease)
                                                               ---------------------------------
                                                    Volume           Rate               Net
                                                   -------         -------           -------
                                                                (In thousands)
Interest income:
           Loans                                   $ 1,191         $   513           $ 1,704
           Interest earning deposits                    12              --                12
           Federal Funds Sold                            4              13                17
           Investments                                (166)            107               (59)
                                                   -------         -------           -------
                Total                                1,041             633             1,674
                                                   -------         -------           -------
Interest expense:
           Deposits                                    462             257               719
           Borrowings                                  283             414               697
                                                   -------         -------           -------
                Total                                  745             671             1,416
                                                   -------         -------           -------
Net interest income                                $   296         $   (38)          $   258
                                                   -------         -------           -------

Provision for Loan Losses

     Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for loan losses totaled $150,000 for the quarter ended September 30, 2000, compared to $225,000 for the same period last year. The decrease in the loan loss provision for the period is a direct result of the slower growth in the loan portfolio from the previous year. The provision reflects management's analysis of the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The level of provision is reflective of the overall size and mix of the loan portfolio during the period.

     At September 30, 2000 and March 31, 2000, the allowance for loan losses was $4.2 million and $3.9 million, respectively, which represents 290.5% of non-performing loans and 1.01% of total loans at September 30, 2000, compared to 319.9% of non-performing loans and 0.99% of total loans at March 31, 2000.

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

Non-interest income

     Total non-interest income increased $107,000, or 35.2%, to $411,000, primarily due to increased fees on loans and deposit accounts because of the increased level of accounts, income received on alternative investment services the bank offers and tax-advantaged income received on Bank Owned Life Insurance. In addition the Company took advantage of the improvement in the market values to restructure certain investments, resulting in a $40,000 gain on the sale of investments during the three month period. Such increases were offset by unrealized gains on trading securities totaling $68,000, compared to $138,000 for the same period last year, a decrease of $70,000, or 50.7%. These gains represent an increase in the market value of the assets supporting certain benefit plans, which also results in a corresponding increase in salaries and benefits expense.

Non-interest expense

     Total non-interest expense was $2.7 million for the quarter ended September 30, 2000, compared to $2.6 million for the same period last year, an increase of 4.3%. Total salaries and benefits increased $27,000, or 1.6% primarily as a result of a general increase in salaries and benefits and due to the increased number of employees compared to the same quarter last year and the costs associated with the Company's employee benefit plans. Occupancy and equipment expense totaled $379,000 compared to $275,000 for the same period last year, an increase of 37.8%, primarily from the increased level of depreciation on leasehold improvements associated with the addition of the new Walpole branch, the relocation of the Dedham branch and additional leased space for the administrative and support service areas of the Bank. Advertising expense totaled $119,000 compared to $73,000 for the same period last year, an increase of 63.0%, primarily as a result of the promotion and introduction of new deposit products and retail services. The total of Professional fees, data processing and other expenses had a net decrease of $65,000, or 11.8%, primarily a result of a reduction in professional service expenses associated with the development of new products and services introduced during last fiscal year.

Income Taxes

     Income taxes for the three months ended September 30, 2000 were $510,000 on pretax income of $1.4 million, for an effective rate of 37.3%, compared to $365,000 on pretax income of $1.0 million, for an effective rate of 35.2% for the same period last year.

Comparison of Operating Results for the Six Months Ended September 30, 2000 and 1999

General

     Consolidated net income for the six months ended September 30, 2000 totaled $1.7 million, or $0.92 per basic share, compared to $1.3 million, or $0.58 per basic share, for the same period last year. This represents an increase of $406,000, or 32.3% in net income and a $0.34, or 58.6%, increase in basic earnings per share.

Interest Income

     Interest income for the six months ended September 30, 2000 increased $3.6 million, or 25.0%, to $18.0 million, compared to $14.4 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, specifically loans receivable. The average balance of interest-earning assets increased from $379.2 million for the six months ended September 30, 1999 to $444.2 million for the six months ended September 30, 2000, an increase of $65.0 million, or 17.2%. The increase in the average balance of interest-earning assets was primarily the net result of an increase in the average balance of loans receivable, net, of $67.6 million, or 20.3%, offset by a decrease in the average balance of short-term investments and taxable investment securities of $3.0 million, or 11.5%. The increase in interest income was also due to an increase in the yield on interest-earning assets of 51 basis points, to 8.10%.

Interest Expense

     Interest expense for the six months ended September 30, 2000 increased $3.0 million, or 40.9%, to $10.3 million, compared to $7.3 million for the same period last year.

     The increase in interest expense was primarily due to a $70.5 million, or 21.2%, increase in the average balance of interest-bearing liabilities which increased from $333.1 million for the six months ended September 30, 1999 to $403.6 million for the six months ended September 30, 2000. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of FHLB advances of $37.9 million, or 33.7%, and an increase in the average balance of deposits of $33.3 million, or 15.4%. The increase was also due to an increase in the cost of funds of 67 basis points to 5.06%, due to an increase in market rates and increases in the average balance of term deposit accounts and FHLB advances, which generally bear higher interest rates than core deposits, such as savings accounts and money market accounts.

Net interest income

     The table below shows the average balances, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the six months ended September 30,                         2000                                  1999
                                                               ----                                  ----
                                                              Interest                              Interest
                                                Average       income/        Yield/     Average     income/       Yield/
                                                balance       expense         rate      balance     expense        rate
                                                -------       -------         ----      -------     -------        ----
                                                                         (Dollars in thousands)
Assets
Interest-earning assets:
  Short-term investments                        $  2,061     $     68         6.61%    $  2,489    $     59        4.78%
  Taxable investment securities                   21,312          732         6.87       23,908         685        5.73
  Interest-earning deposits                          357           12         6.72           --          --          --
  Mortgage-backed & related securities            19,473          598         6.14       19,354         579        5.98
  Loans, net of unearned income                  400,997       16,576         8.27      333,414      13,067        7.84
                                                --------     --------                  --------    --------
Total interest-earning assets                    444,200       17,986         8.10      379,165      14,390        7.59
                                                             --------                              --------
Non interest-earning assets                       31,688                                 24,469
                                                --------                               --------
  Total                                         $475,888                               $403,634
                                                ========                               ========

Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                                  $ 23,414          117         1.00%    $ 23,533         131        1.11%
  Regular savings accounts                        26,434          269         2.03       25,950         261        2.01
  Money market accounts                           68,573        1,480         4.32       58,109       1,111        3.82
  Certificate accounts                           130,724        3,676         5.62      108,250       2,784        5.14
                                                --------     --------                  --------    --------
Total interest-bearing deposits                  249,145        5,542         4.45      215,842       4,287        3.97
  FHLB advances                                  150,354        4,650         6.12      112,442       2,897        5.10
  Other Borrowings                                 4,051          121         5.92        4,812         136        5.65
                                                --------     --------                  --------    --------
Total interest-bearing liabilities               403,550       10,313         5.06      333,096       7,320        4.39
  Demand deposits                                  7,071                                  1,471

  Other liabilities                               11,641                                 10,488
  Equity                                          53,626                                 58,579
                                                --------                               --------
  Total                                         $475,888                               $403,634
                                                ========                               ========

Net interest income                                          $  7,673                              $  7,070
                                                             ========                              ========
Interest rate spread                                                          3.04%                                3.20%
                                                                              ====                                 ====
Net interest margin                                                           3.45%                                3.73%
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

                                                              Six Months ended September 30,
                                                                      2000 vs. 1999
                                                             Change due to Increase (Decrease)
                                                             ---------------------------------
                                                     Volume                 Rate                  Net
                                                     ------                 ----                  ---
                                                                            (In thousands)
Interest income:
           Loans                                    $ 2,763               $   746               $ 3,509
           Interest-earning deposits                     12                    --                    12
           Federal Funds Sold                            (7)                   16                     9
           Investment & mortgage backed
                securities                              (53)                  119                    66
                                                    -------               -------               -------
                Total                                 2,715                   881                 3,596
                                                    -------               -------               -------
Interest expense:
           Deposits                                     834                   421                 1,255
           Borrowings                                 1,077                   661                 1,738
                                                    -------               -------               -------
                Total                                 1,911                 1,082                 2,993
                                                    -------               -------               -------
Net interest income                                 $   804               $  (201)              $   603
                                                    =======               =======               =======

Provision for Loan Losses

     The provision for loan losses totaled $315,000 for the six months ended September 30, 2000, compared to $450,000 for the same period last year. The level of reserve provisions for the six months ended September 30, 2000 was made as an assessment of the composition of and growth in the loan portfolio. The Company plans to add to the provision for loan losses to support any loan portfolio expansion as considered necessary by management.

Non-interest income

     Total non-interest income increased $131,000, or 27.8%, to $603,000, primarily due to increased fees on loans originated and deposit accounts because of a larger number of accounts, income received on alternative investment services the bank offers and tax-advantaged income received on Bank Owned Life Insurance. In addition the Company took advantage of the improvement in the market values to restructure certain investments, resulting in a $40,000 gain on the sale of investments during the six month period. Such increases were offset by unrealized gain on trading securities totaling $12,000, compared to $138,000 for the same period last year, a decrease of $126,000, or 91.3%. These gains represent an increase in the market value of the assets supporting certain benefit plans, which also results in a corresponding increase in salaries and benefits.

Non-interest expense

     Total non-interest expense was $5.4 million for the six months ended September 30, 2000, compared to $5.1 million for the same period last year, an increase of 4.3%. Total salaries and benefits increased $116,000, or 3.5% primarily as a result of a general increase in salaries and benefits and due to the increased number of employees compared to the same period last year in part due to the opening of an additional branch location, and the costs associated with the Company's employee benefit plans. Occupancy and equipment expense totaled $728,000 compared to $543,000 for the same period last year, an increase of 34.1%, primarily from the increased level of depreciation on leasehold improvements associated with the addition of the new Walpole branch, the relocation of the Dedham branch and additional leased space for the administrative and support service areas of the Bank.

Advertising expense totaled $253,000 compared to $141,000 for the same period last year, an increase of 79.4%, primarily as a result of the promotion and introduction of new deposit products and retail services. The total of professional fees, data processing, and other expenses had a net decrease of $194,000, or 17.3%, primarily a result of a reduction in professional service expenses associated with the development of new products and services introduced during last fiscal year.

Income Taxes

     Income taxes for the six months ended September 30, 2000 were $933,000 on pretax income of $2.6 million, for an effective rate of 35.9%, compared to $689,000 on pretax income of $1.9 million, for an effective rate of 35.4% for the same period last year.

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

     At September 30, 2000, the Company's capital ratio was 10.99% of total assets. The Bank at September 30, 2000 had total capital of 8.90% and risk based capital of 13.54% (unaudited), as compared to 9.15% and 15.84% (unaudited) at March 31, 2000.

     The FDIC sets minimum leverage ratios for each insured institution depending upon its CAMELS rating. Banks with the highest ratings are required to carry a 3.0% leverage ratio, with less highly rated institutions required to have minimum ratios at least 1.0% to 2.0% greater. Additionally, the FDIC has risk-based capital regulations. Under these requirements, banks must have a minimum risk-based capital rate of 8.00%. At September 30, 2000 the Company and the Bank met all the capital adequacy requirements to which they are subject.

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

     This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At September 30, 2000 the Bank's liquidity ratio was 5.68%. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2000, cash and due from banks, short-term investments and securities, excluding FHLB stock, totaled $46.8 million, or 9.5% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 2000, the Bank had $161.4 million in advances outstanding from the FHLB, and at September 30, 2000, had an additional overall borrowing capacity from the FHLB of $43.0 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

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

Gap Analysis.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2000, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a negative 17.0%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest -earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

                                                      More           More           More          More
                                                      than           than           than          than
                                                     1 Year        2 Years        3 Years       4 Years         More
                                      1 Year           to             to             to            to           than         Total
                                      or Less        2 Years       3 Years        4 Years       5 Years       5 Years       Amount
                                    ------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Interest-earning assets:
 Short-term investments .........   $   6,310      $      --      $      --      $      --     $      --     $      --     $   6,310
 Investment in B.O.L.I ..........       8,097             --             --             --            --            --         8,097
 Securities .....................      15,360             --             --          1,000            --           299        16,659
 Mortgage-backed
    Securities ..................          --             --             --             --            --        15,255        15,255
 Stock in FHLB-Boston ...........       8,321             --             --             --            --            --         8,321
 Loans (1) ......................     114,072         36,111         71,967         81,585        43,899        69,999       417,633
                                    ---------      ---------      ---------      ---------     ---------     ---------     ---------
    Total interest-earning assets   $ 152,160      $  36,111      $  71,967      $  82,585     $  43,899     $  85,553     $ 472,275
                                    ---------      ---------      ---------      ---------     ---------     ---------     ---------
Interest-bearing liabilities:
 Money market accounts ..........   $  54,158      $  10,155      $   3,384      $      --     $      --     $      --     $  67,697
 Regular savings accounts .......       4,305          4,305          4,305          4,305         4,305         7,173        28,698
 NOW accounts ...................       1,387          1,387          1,387          1,387         1,387        20,798        27,733
 Certificate accounts ...........     107,100         21,410          3,440            880         3,439             1       136,270
 Other borrowed funds ...........       2,291             --             --             --            --            --         2,291
 FHLB advances ..................      66,529         31,098          8,791             --            --        55,000       161,418
                                    ---------      ---------      ---------      ---------     ---------     ---------     ---------
    Total interest-bearing
       liabilities ..............   $ 235,770      $  68,355      $  21,307      $   6,572     $   9,131     $  82,972     $ 424,107
                                    =========      =========      =========      =========     =========     =========     =========
Interest-earning assets less
 interest-bearing liabilities ...   $ (83,610)     $ (32,244)     $  50,660      $  76,013     $  34,768     $   2,581     $  48,168
                                    =========      =========      =========      =========     =========     =========     =========
Cumulative interest-rate
 sensitivity gap ................   $ (83,610)     $(115,854)     $ (65,194)     $  10,819     $  45,587     $  48,168
                                    =========      =========      =========      =========     =========     =========
Cumulative interest-rate gap as
 a percentage of total assets ...      (17.02)%       (23.58)%       (13.27)%        2.20%         9.28%         9.80%
Cumulative interest-rate gap as
 a percentage of total interest-
 earning assets .................      (17.70)%       (24.53)%       (13.80)%        2.29%         9.65%        10.20%
Cumulative interest-earning
 assets as a percentage of
 cumulative interest-bearing
 liabilities ....................       64.54%         61.91%         79.97%       103.26%       113.36%       111.36%

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

Item 4 - Submission of Matters to a Vote of Security Holders

     On July 27, 2000 the Company held its Annual Meeting of Shareholders. At that meeting the following items were brought before the shareholders for a vote and the results were as indicated.

1. Election of Directors

                                   For           %         Withheld        %
                                   ---          ---        --------       ---
     Denise M. Renaghan         1,752,302      98.2         31,788        1.8
     Richard F. McBride         1,761,528      98.7         22,562        1.4

2. The ratification of the appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for Bay State Bancorp, Inc. for the fiscal year ending March 31, 2001.

                      For         %      Against       %      Abstained     %
                      ---        ---     -------      ---     ---------    ---
                   1,764,466     99       2,141       .01      16,483      .09

Item 5 - Other Information

     On July 27, 2000 the Board of Directors appointed Denise M. Renaghan President and Chief Operating Officer of Bay State Federal Bank, a subsidiary of Bay State Bancorp, Inc.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1  Certificate of Incorporation of Bay State Bancorp, Inc. *
          3.2  Amended and Restated Bylaws of Bay State Bancorp, Inc.**
          4.0  Stock Certificate of Bay State Bancorp, Inc. *
          11.0 Computation of per share earnings (filed herewith)
          27.0 Financial data schedule (filed herewith)

*    Incorporated   herein  by   reference   from  the  exhibits  to  Form  SB-2
     registration as amended, Registration No. 333-40115

** Incorporated herein by reference from the registrants Form 10-K, as filed with the Securities Exchange Commission on June 14, 1999.

(b)  Reports on Form 8-K

     (i)  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Bay State Bancorp, Inc.


November 10, 2000
-----------------                            -----------------------------
Date                                         John F. Murphy
                                             Chairman, President, and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


November 10, 2000
-----------------                            -----------------------------
Date                                         Michael O. Gilles
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and Financial
                                             Officer)