Form 10-Q/A
period 2000-09-30
BAY STATE BANCORP INC
filed 2000-11-14
CIK 1048767

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


November 10, 2000                            /s/ John F. Murphy
-----------------                            -----------------------------
Date                                         John F. Murphy
                                             Chairman, President, and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


November 10, 2000                            /s/ Michael O. Gilles
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