Form 10-Q
period 2000-12-31
BAY STATE BANCORP INC
filed 2001-02-13
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000
                                       or

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

     The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of February 12, 2001 was 1,809,966.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION ............................................  1

  Item 1 - Consolidated Financial Statements ..............................  1

      Consolidated Balance Sheets - December 31, 2000 and March 31,
      2000 (unaudited) ....................................................  1

      Consolidated Income Statements - For the three and nine months ended December 31, 2000 and 1999 (unaudited) ........................  2

      Consolidated Statements of Cash Flows - For the nine months ended December 31, 2000 and 1999 (unaudited) ........................  3

      Consolidated Statements of Changes in Stockholders' Equity -
      For the nine months ended December 31, 2000 and 1999 and the years ended March 31, 2000 and 1999 (unaudited) .....................  4

      Notes to Unaudited Consolidated Financial Statements for the
      Period Ended December 31, 2000 ......................................  5

   Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations .................................  6

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk .... 18

PART II - OTHER INFORMATION ............................................... 20

   Item 1 - Legal Proceedings ............................................. 20

   Item 2 - Changes in Securities and Use of Proceeds ..................... 20

   Item 3 - Defaults Upon Senior Securities ............................... 20

   Item 4 - Submission of Matters to a Vote of Security Holders ........... 20

   Item 5 - Other Information ............................................. 20

   Item 6 - Exhibits and Reports on Form 8-K .............................. 20

   SIGNATURES ............................................................. 21

   EXHIBITS ............................................................... 22

      Computation of per share earnings - Exhibit 11 ...................... 22

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)



                                               December 31,    March 31,
                                                   2000          2000
                                               ------------   ----------

ASSETS                                               (Unaudited)


Cash and due from banks                         $   5,821     $   5,392
Short-term investments                                112           600
                                                ---------     ---------
     Cash and Cash Equivalents                      5,933         5,992
Investment in available-for-sale securities
     (at fair value)                               32,552        31,812
Investments in held-to-maturity securities
     (fair values of $373 and $535)                   388           527
Stock in Federal Home Loan Bank of Boston           8,321         8,051
Loans receivable, net                             419,318       393,093
Other real estate owned                                --            62
Accrued interest receivable                         3,370         2,470
Premises and equipment, net                         3,264         3,078
Deferred tax asset, net                             3,153         3,811
Investment in bank owned life insurance             8,177         7,888
Other assets                                        3,553         3,353
                                                ---------     ---------
          Total assets                          $ 488,029     $ 460,137
                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits                                   $ 265,171     $ 247,344
     Federal Home Loan Bank Advances              162,036       147,527
     Other borrowed funds                           2,032         8,137
     Accrued expenses and other liabilities         5,209         4,499
                                                ---------     ---------
          Total liabilities                       434,448       407,507
                                                ---------     ---------

Stockholders' equity:
      Common stock, par value $.01 per share,
          2,535,232 shares issued                      25            25
      Additional paid-in capital                   49,169        49,207
      Retained earnings                            23,592        21,600
      Accumulated other comprehensive
          income (loss)                               139        (1,788)
      Less: Unearned ESOP shares                   (2,826)       (2,826)
            Unearned 1998 Stock-Based
            Incentive Plan shares                  (1,341)       (1,681)
            Treasury stock, 709,666 and
               578,952 shares                     (15,177)      (11,907)
                                                ---------     ---------
            Total stockholders' equity             53,581        52,630
                                                ---------     ---------
            Total liabilities and
               stockholders' equity             $ 488,029     $ 460,137
                                                =========     =========

Equity-to-asset ratio                               10.98%        11.44%
Book value per share                            $   31.89     $   29.06

     The accompanying notes are an integral part of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                         Consolidated Income Statements
                  (Dollars in thousands, except per share data)

                                                                 Three months ended           Nine months ended
                                                                    December 31,                 December 31,
                                                             --------------------------   --------------------------
                                                                 2000           1999          2000          1999
                                                             ------------   -----------   ------------   -----------
                                                                     Unaudited                   Unaudited
                                                             --------------------------   --------------------------

Interest income:
   Loans                                                     $     8,854    $     7,364   $    25,429    $    20,431
   Investments                                                       749            728         2,160          2,051
                                                             -----------    -----------   -----------    -----------
      Total interest income                                        9,603          8,092        27,589         22,482
                                                             -----------    -----------   -----------    -----------

Interest expense:
   Deposits                                                        2,939          2,243         8,481          6,530
   Borrowed funds                                                  2,619          2,141         7,390          5,174
                                                             -----------    -----------   -----------    -----------
      Total interest expense                                       5,558          4,384        15,871         11,704
                                                             -----------    -----------   -----------    -----------
      Net interest income before provision for loan losses         4,045          3,708        11,718         10,778
Provision for loan losses                                             60            200           375            650
                                                             -----------    -----------   -----------    -----------
      Net interest income after provision for loan losses          3,985          3,508        11,343         10,128
                                                             -----------    -----------   -----------    -----------

Non-interest income:
   Service charges on deposit accounts                               113             69           317            211
   Unrealized gain (loss) on trading securities                     (212)            --          (200)           138
   Gain on sale of investments                                        --             --            40             --
   Net increase in cash surrender value of bank owned life
       insurance policies                                             79             84           287            230
   Gain on sale of loans                                               4              1            11              7
   Other income                                                       60             31           192             71
                                                             -----------    -----------   -----------    -----------
      Total non-interest income                                       44            185           647            657
                                                             -----------    -----------   -----------    -----------
      Income before non-interest expense and income taxes          4,029          3,693        11,990         10,785
                                                             -----------    -----------   -----------    -----------
Non-interest expense:
   Salaries and employee benefits                                  1,468          1,660         4,925          4,864
   Occupancy and equipment expense                                   383            291         1,111            835
   Professional fees                                                  77            123           223            525
   Advertising                                                       122            150           375            291
   Data processing                                                    93             69           256            200
   Other expenses                                                    391            285         1,009          1,009
                                                             -----------    -----------   -----------    -----------
      Total non-interest expense                                   2,534          2,578         7,899          7,724
                                                             -----------    -----------   -----------    -----------
      Income before income taxes                                   1,495          1,115         4,091          3,061
Income tax expense                                                   554            392         1,487          1,081
                                                             -----------    -----------   -----------    -----------
      Net income                                             $       941    $       723   $     2,604    $     1,980
                                                             ===========    ===========   ===========    ===========
Comprehensive net income                                     $     1,444    $       526   $     4,531    $       995
                                                             ===========    ===========   ===========    ===========

Average basic shares outstanding                               1,709,033      2,089,515     1,769,102      2,129,878
                                                             ===========    ===========   ===========    ===========
Average fully diluted shares outstanding                       1,771,940      2,089,515     1,806,124      2,136,773
                                                             ===========    ===========   ===========    ===========

Basic earnings per share                                     $      0.55    $      0.35   $      1.47    $      0.93
                                                             ===========    ===========   ===========    ===========
Diluted earnings per share                                   $      0.53    $      0.35   $      1.44    $      0.93
                                                             ===========    ===========   ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                      Nine months ended December 31,
                                                                                      ------------------------------
                                                                                           2000            1999
                                                                                      -------------   --------------
                                                                                               (Unaudited)
Net cash flows from operating activities:
     Net income                                                                          $   2,604    $   1,980
     Adjustments to reconcile net income to net cash provided by operating activities:
           Earned stock based incentive plan                                                   302          368
           Provision for loan losses                                                           375          650
           Net decrease in mortgage loans held-for-sale                                         --          321
           (Gain) loss on sale of loans                                                        (11)           7
           Gain on sales of other real estate owned                                             (7)          --
           Gain on sale of investments                                                         (40)          --
           Unrealized loss on trading securities                                               200           --
           Increase in cash surrender value B.O.L.I                                           (289)          --
           Depreciation and amortization                                                       321          237
           Accretion of securities, net of amortization                                        (40)        (150)
           Amortization of loan fees and discounts                                              (3)         (34)
           Increase in accrued interest receivable                                            (900)        (397)
           Increase in prepaid expense and other assets                                       (400)        (518)
           Decrease in deferred income tax assets, net                                          96           --
           Increase in other liabilities                                                       710        1,689
                                                                                         ---------    ---------
     Net cash provided by operating activities                                               2,918        4,153
                                                                                         ---------    ---------

Net cash flows from investing activities:
           Maturities and principal repayments on investments held to maturity                 139          358
           Maturities and principal repayments on investments available for sale             4,868       12,821
           Purchases of investments available for sale                                      (4,244)     (22,948)
           Proceeds from sales of available for sale securities                              1,205           --
           Purchases of Federal Home Loan Bank of Boston Stock                                (270)      (3,948)
           Distribution to Rabbi Trust                                                          --         (138)
           Investment in bank owned life insurance                                              --       (1,730)
           Proceeds from sales of other real estate owned                                      117           --
           Payments received on other real estate owned                                         20           --
           Net increase in loans, including loans purchased                                (26,654)     (78,863)
           Capital expenditures                                                               (507)        (500)
                                                                                         ---------    ---------
     Net cash used in investing activities                                                 (25,326)     (94,948)
                                                                                         ---------    ---------
Net cash flows from financing activities:
           Net deposit activity                                                             17,827        5,598
           Proceeds of borrowings                                                          229,000      220,113
           Repayment of borrowings                                                        (214,491)    (141,277)
           Net increase (decrease) in other borrowed funds                                  (6,105)       8,847
           Dividends on common stock                                                          (612)        (458)
           Purchases of treasury stock                                                      (3,270)      (5,326)
                                                                                         ---------    ---------
     Net cash provided by financing activities                                              22,349       87,497
                                                                                         ---------    ---------
Net decrease in cash and cash equivalents:                                                     (59)      (3,298)
Cash and cash equivalents at beginning of period                                             5,992       10,107
                                                                                         ---------    ---------
Cash and cash equivalents at end of period                                               $   5,933    $   6,809
                                                                                         =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during period for:
           Interest                                                                      $  15,699    $  11,248
           Income taxes                                                                  $   1,783    $   1,349
           Loans transferred to REO                                                      $      68    $      --


     The accompanying notes are an integral part of these consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                                 Accumulated
                                                                  Additional                       Other
                                                     Common         Paid-in        Retained     Comprehensive
                                                      Stock         Capital        Earnings     Income (Loss)
                                                   ----------     ----------       --------     -------------

Balance at March 31, 1998                           $     25       $ 49,194        $ 17,340        $    666
  Net Income                                              --             --           2,234              --
  Net change in unrealized gain on
    available for sale securities,
    net of tax effect                                     --             --              --            (621)
       Comprehensive income                               --             --              --              --
  Purchase of treasury stock,  126,762 shares             --             --              --              --
  Dividends paid, $0.05 per share                         --             --            (111)             --
  Reduction in unearned ESOP shares
    charged to expense                                    --             --              --              --
  Appreciation in fair value of
    unearned ESOP Shares charged to expense               --             95              --              --
  Common stock acquired for stock-based
    Incentive plans                                       --             --              --              --
  Issuance of stock incentive plan shares                 --            (12)             --              --
                                                    --------       --------        --------        --------
Balance at March 31, 1999                                 25         49,277          19,463              45
  Net Income                                              --             --           2,755              --
Net change in unrealized gain on
  available for sale securities,
  net of tax effect                                       --             --              --          (1,833)
     Comprehensive income                                 --             --              --              --
  Purchase of treasury stock, 452,190 shares              --             --              --              --
  Dividends paid, $0.28 per share                         --             --            (618)             --
  Reduction in unearned ESOP
    shares charged to expense                             --             --              --              --
  Reduction in fair value of
    unearned ESOP shares charged to expense               --            (10)             --              --
Issuance of stock incentive plan shares                   --            (60)             --              --
                                                    --------       --------        --------        --------
Balance at March 31, 2000                                 25         49,207          21,600          (1,788)
  Net Income                                              --             --           2,604              --
Net change in unrealized loss on available
  for sale securities, net of tax effect                  --             --              --           1,927
     Comprehensive income                                 --             --              --              --
  Purchase of treasury stock,  130,714 shares             --             --              --              --
  Dividends paid, $0.32 per share                         --             --            (612)             --
  Issuance of stock incentive plan shares                 --            (38)             --              --
                                                    --------       --------        --------        --------
Balance at December 31, 2000 (Unaudited)            $     25       $ 49,169        $ 23,592        $    139
                                                    ========       ========        ========        ========


Balance at March 31, 1999                           $     25       $ 49,277        $ 19,463        $     45
  Net Income                                              --             --           1,980              --
Net change in unrealized gain on
  available for sale securities,
  net of tax effect                                       --             --              --            (985)
     Comprehensive income                                 --             --              --              --
  Purchase of treasury stock,  260,824 shares             --             --              --              --
  Dividends paid, $0.20 per share                         --             --            (458)             --
  Issuance of stock incentive plan shares                 --            (49)             --              --
                                                    --------       --------        --------        --------
Balance at December 31, 1999 (Unaudited)            $     25       $ 49,228        $ 20,985        $   (940)
                                                    ========       ========        ========        ========

                                                                    Unearned
                                                                  Stock-based                         Total
                                                    Unearned        Incentive        Treasury      Stockholders'
                                                   ESOP Shares     Plan Shares        Stock           Equity
                                                   -----------    ------------      ----------     -------------

Balance at March 31, 1998                            $ (3,651)       $     --        $     --        $ 63,574
  Net Income                                               --              --              --              --
  Net change in unrealized gain on
    available for sale securities,
    net of tax effect                                      --              --              --              --
       Comprehensive income                                --              --              --           1,613
  Purchase of treasury stock,  126,762 shares              --              --          (3,107)         (3,107)
  Dividends paid, $0.05 per share                          --              --              --            (111)
  Reduction in unearned ESOP shares
    charged to expense                                    419              --              --             419
  Appreciation in fair value of
    unearned ESOP Shares charged to expense                --              --              --              95
  Common stock acquired for stock-based
    Incentive plans                                        --          (2,269)             --          (2,269)
  Issuance of stock incentive plan shares                  --              96              --              84
                                                     --------        --------        --------        --------
Balance at March 31, 1999                              (3,232)         (2,173)         (3,107)         60,298
  Net Income                                               --              --              --              --
Net change in unrealized gain on
  available for sale securities,
  net of tax effect                                        --              --              --              --
     Comprehensive income                                  --              --              --             922
  Purchase of treasury stock, 452,190 shares               --              --          (8,800)         (8,800)
  Dividends paid, $0.28 per share                          --              --              --            (618)
  Reduction in unearned ESOP
    shares charged to expense                             406              --              --             406
  Reduction in fair value of
    unearned ESOP shares charged to expense                --              --              --             (10)
Issuance of stock incentive plan shares                    --             492              --             432
                                                     --------        --------        --------        --------
Balance at March 31, 2000                              (2,826)         (1,681)        (11,907)         52,630
  Net Income                                               --              --              --              --
Net change in unrealized loss on available
  for sale securities, net of tax effect                   --              --              --              --
     Comprehensive income                                  --              --              --           4,531
  Purchase of treasury stock,  130,714 shares              --              --          (3,270)         (3,270)
  Dividends paid, $0.32 per share                          --              --              --            (612)
  Issuance of stock incentive plan shares                  --             340              --             302
                                                     --------        --------        --------        --------
Balance at December 31, 2000 (Unaudited)             $ (2,826)       $ (1,341)       $(15,177)       $ 53,581
                                                     ========        ========        ========        ========


Balance at March 31, 1999                            $ (3,232)       $ (2,173)       $ (3,107)       $ 60,298
  Net Income                                               --              --              --              --
Net change in unrealized gain on
  available for sale securities,
  net of tax effect                                        --              --              --              --
     Comprehensive income                                  --              --              --             995
  Purchase of treasury stock,  260,824 shares              --              --          (5,326)         (5,326)
  Dividends paid, $0.20 per share                          --              --              --            (458)
  Issuance of stock incentive plan shares                  --             417              --             368
                                                     --------        --------        --------        --------
Balance at December 31, 1999 (Unaudited)             $ (3,232)       $ (1,756)       $ (8,433)       $ 55,877
                                                     ========        ========        ========        ========




     The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2000
                                   (Unaudited)

(1)  Organization

     Bay State Bancorp, Inc. (the "Company" or "Bay State") is incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Bank (the "Bank") as part of the Bank's conversion from a mutual form of organization to a stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Conversion, completed on March 29, 1998, resulted in the Company issuing an aggregate 2,535,232 shares of its common stock, par value $.01 per share. Prior to the Conversion, Bay State had not engaged in any material operations.

(2)  Accounting Principles

     The accompanying unaudited consolidated financial statements of Bay State Bancorp, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended March 31, 2000 and Form 10-Q for the periods ending June 30, 2000 and September 30, 2000, filed with the SEC.

(3)  Stock Repurchase Program

     On October 31, 2000 the Company announced the completion of its fifth 5%, or 97,814 shares, stock repurchase program and the approval of a sixth 5%, or 92,293 shares, repurchase program. As of February 13, 2001 approximately 48,500 shares have been repurchased, at an average price of $26.93. Upon completion of this sixth repurchase the Company will have 1,765,543 shares outstanding and will have repurchased approximately 30% of its outstanding shares.

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

Item 2 - Management's Discussion and analysis of Financial Condition and Results of Operations (Unaudited)

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Form 10-K filing with the SEC for the fiscal year ended March 31, 2000.

     The Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

     The Bank is a federally chartered savings bank and is subject to regulation by the OTS. The Bank's business activities are concentrated in Eastern Massachusetts through six full service retail banking offices located in Norfolk and Suffolk Counties, Massachusetts. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Bank primarily makes residential first mortgages, commercial and multi-family real estate loans and, to a lesser extent, home equity lines of credit, consumer loans and residential construction loans. Lending operations, particularly loan originations are conducted from the retail offices and at the point of sale. Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

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

Comparison of Financial Condition at December 31, 2000 and March 31, 2000 (Unaudited)

     Total assets at December 31, 2000 were $488.0 million, compared to $460.1 million at March 31, 2000, an increase of 6.1%. Net loans receivable increased $26.2 million, or 6.7%, primarily in multi-family and 1-4 family residential mortgages, and to a lesser extent, commercial real estate and construction loans. Short-term investments, which consist mainly of overnight investments, decreased $488,000. The increase in assets was funded primarily from a $17.8 million, or 7.2%, increase in deposits, and a $14.5 million, or 9.8% increase in Federal Home Loan Bank advances. The increase in deposits was a result of increased marketing efforts and continued customer migration resulting from the recent merger activity in the Bank's primary market area. Total stockholders' equity was $53.6 million, or 10.98% of total assets, at December 31, 2000, an increase of $951,000, or 1.8%, from $52.6 million, or 11.44% of total assets, at March 31, 2000. The change in equity was the result of net income for the period and an increase in the market value of investment securities classified as available for sale, offset by the repurchase of 130,714 shares of common stock at a cost of $3.3 million. The Company's book value per share at December 31, 2000 was $31.89, compared to $29.06 at March 31, 2000.

Investments

     Short-term investments were $112,000 at December 31, 2000, consisting of funds invested in The Bank Investment Fund. This represents a decrease of $488,000, or 81.3%, from the $600,000 at March 31, 2000. Investment securities available-for-sale increased $740,000, or 2.3%. The net increase was the result of the purchase of trust preferred securities and corporate bonds/notes, and the decreases in mortgage-backed securities of $1.9 million, due to principal pay-downs received.

     The Company's investment portfolio at December 31, 2000 reflects a $139,000 net unrealized gain on available-for-sale securities, net of tax, compared to a net unrealized loss of $1.8 million, net of tax, at March 31, 2000.

     The tables below show the investment securities portfolios at the periods presented. The amortized cost and estimated fair value of investments available-for-sale were:


                                     December 31, 2000     March 31, 2000
                                     ------------------  ------------------
                                     Amortized   Fair    Amortized   Fair
                                        Cost     Value      Cost     Value
                                     ---------  -------  ---------  -------
                                              (Dollars in thousands)

  Marketable equity securities        $ 8,967   $ 9,776   $ 9,840   $ 9,049

  Mortgage-backed securities           14,714    14,588    16,937    16,476

  Trust preferred equity securities     4,497     4,341     2,501     1,916

  Corporate bonds and notes             1,453     1,405       495       462

  Preferred stocks                      1,500     1,445     1,500     1,342

  Government agency securities          1,000       997     2,607     2,567
                                      -------   -------   -------   -------

Total                                 $32,131   $32,552   $33,880   $31,812
                                      =======   =======   =======   =======

     The amortized cost and estimated market values of investments held-to-maturity were:

                                  December 31, 2000             March 31, 2000
                                  -----------------            -----------------
                                  Amortized    Fair            Amortized    Fair
                                     Cost     Value              Cost      Value
                                  ---------   -----            ---------   -----
                                               (Dollars in thousands)

Mortgage-backed and
  mortgage-related securities        $388      $373              $527       $535
                                     ----      ----              ----       ----
Total Mortgage-backed and
  mortgage related Securities        $388      $373              $527       $535
                                     ====      ====              ====       ====

Loans

     During the first nine months of the fiscal year, net loans receivable increased by $26.2 million, or 6.7%, as detailed below:

                                                            December 31,         % of total             March 31,       % of total
                                                               2000                Loans                  2000            Loans
                                                            ------------         ----------            ----------       ----------
                                                                                       (Dollars in thousands)
Mortgage loans:
  Residential 1 - 4 family                                    $209,483              48.99%              $201,256           50.32%
  Multi-family                                                  90,472              21.16                 78,610           19.65
  Commercial real estate/Non- residential                       96,384              22.54                 95,869           23.97
  Construction and development/land                             13,096               3.06                 10,009            2.50
                                                              --------             ------               --------          ------
    Total mortgage loans                                       409,435              95.75                385,744           96.44
Commercial loans                                                 1,671               0.39                    225            0.06
Consumer loans:
  Equity lines                                                  11,478               2.68                  9,500            2.37
  Other consumer loans                                           4,993               1.18                  4,520            1.13
                                                              --------             ------               --------          ------
    Total loans                                                427,577             100.00%               399,989          100.00%
                                                                                   ======                                 ======
Deduct:
  Allowance for loan loss                                        4,298                                     3,915
  Undisbursed proceeds of construction and development
    loans in process                                             3,808                                     2,825
  Deferred loan fees                                               153                                       156
                                                              --------                                  --------
Net loans receivable                                          $419,318                                  $393,093
                                                              ========                                  ========


     At December 31, 2000 loans serviced for others was $22.0 million, compared to $20.8 million at March 31, 2000.

Asset Quality

     At December 31, 2000 non-performing assets totaled $731,000, a decrease of $555,000, or 43.2%, from $1,286,000 at March 31, 2000. Non-performing assets consist of all loans that are delinquent 90 days or more, and any real estate owned. The decrease in non-performing assets was the result of the payoff of four non-accrual loans. The Bank had no other real estate owned at December 31, 2000, compared to $62,000 at March 31, 2000. At December 31, 2000, non-performing assets represented 0.15% of total assets and 0.17% of loans receivable net, compared to 0.28% and 0.33%, respectively, at March 31, 2000.

     The composition of non-performing assets, which consist primarily of non-performing loans for the periods presented was:


                                               December 31,    March 31,
                                             2000      1999      2000
                                            ------    ------   ---------
                                               (Dollars in thousands)

Non-accrual loans:
     Mortgage Loans:
           One-to-four-family               $  286    $  915    $  731
           Commercial real estate              375       792       443
                                            ------    ------    ------
                Total mortgage loans           661     1,707     1,174
                                            ------    ------    ------
     Consumer Loans:
           Equity lines                         20        65        --
           Other consumer loans                 50        28        50
                                            ------    ------    ------
                Total consumer loans            70        93        50
                                            ------    ------    ------
                Total non-accrual loans        731     1,800     1,224
Real estate owned, net                          --        --        62
                                            ------    ------    ------
Total non-performing assets                 $  731    $1,800    $1,286
                                            ======    ======    ======
Non-performing assets as a percentage of:
     Loans receivable, net                    0.17%     0.47%     0.33%
     Total assets                             0.15      0.40      0.28

The following represents the activity in the allowance for loan losses for the nine months ended December 31, 2000:

                                               (Dollars in thousands)
Balance at March 31, 2000                               $3,915
Provision for loan losses                                  375
Losses charged to allowance                                 (8)
Recoveries                                                  16
                                                        ------
Balance at December 31, 2000                            $4,298
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

Deposits and Borrowed Funds

     Deposits increased during the nine-month period ending December 31, 2000, as detailed below:


                              December 31,  % of total    March 31,   % of total
                                  2000       deposits       2000       deposits
                              ------------  ----------    ---------   ----------
                                             (Dollars in thousands)

Regular savings accounts        $ 27,273      10.29%      $ 26,876       10.87%
NOW accounts                      25,910       9.77         22,392        9.05
Money market accounts             70,163      26.46         71,117       28.75
Non-interest bearing deposits      9,649       3.64          6,301        2.55
                                --------     ------       --------      ------
                                 132,995      50.16        126,686       51.22
Term deposits                    132,176      49.84        120,658       48.78
                                --------     ------       --------      ------
         Total deposits         $265,171     100.00%      $247,344      100.00%
                                ========     ======       ========      ======

     During the period, FHLB advances increased $14.5 million, or 9.8%, as the Bank took advantage of competitive pricing to fund asset growth.

Comparison of Operating Results for the Three Months ended December 31, 2000 and 1999

General

     Consolidated net income for the three months ended December 31, 2000 totaled $941,000, or $0.55 per basic earnings per share and $0.53 fully diluted per share, compared to $723,000, or $0.35 per basic earnings per share and fully diluted per share, for the same period last year. This represents an increase of $218,000, or 30.2%, in net income and a $0.20 or 57.3% increase in basic earnings per share and a $0.18 or 51.4% fully diluted per share. The increase was primarily due to higher net interest income due to an increase in the average balance of interest earning assets, primarily loans, and a decrease in the provision for loan losses, offset in part by higher income taxes and a decrease in non-interest income.

Interest Income

     Interest income for the three months ended December 31, 2000 increased $1.5 million, or 18.7%, to $9.6 million, compared to $8.1 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, which increased from $420.1 million for the quarter ended December 31, 1999 to $459.1 million for the quarter ended December 31, 2000, an increase of $39.0 million, or 9.3%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of loans, net of $42.9 million, or 11.5%, and an increase in Federal Funds sold and interest earning deposits of $1.7 million, or 161.3%, offset by a decrease in taxable investment and mortgage-backed securities totaling $5.5 million, or 12.1%. The yield on interest-earning assets increased 66 basis points to 8.37%.

Interest Expense

     Interest expense for the three months ended December 31, 2000 increased $1.2 million, or 26.8%, to $5.6 million compared to $4.4 million for the same period last year. The increase in interest expense was the net result of a $39.8 million, or 10.6%, increase in the average balance of interest-bearing liabilities which increased from $376.5 million for the three months ended December 31, 1999 to $416.4 million for the three months ended December 31, 2000, and an increase of 68 basis points in the cost of funds to 5.34%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $33.7 million, or 15.2%, and the average balance of FHLB advances and other borrowings of $6.2 million, or 4.0%.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the three months ended December 31,                              2000                                  1999
                                                                     ----                                  ----
                                                                    Interest                                 Interest
                                                       Average       Income/        Yield/       Average      Income/    Yield/
                                                       balance       expense          rate       balance      expense     rate
                                                      --------      --------      --------       -------     --------    ------
                                                                                (Dollars in thousands)
    Assets
    Interest-earning assets:
    Short-term investments                            $  1,988        $   35          7.04%      $  1,055     $   14       5.31%
    Interest-earning deposits                              769            13          7.28             --         --         --
    Taxable investment securities                       22,420           411          7.33         25,274        370       5.86
    Mortgage backed & related securities                17,752           290          6.53         20,447        344       6.73
    Loans (net of unearned income)                     416,183         8,854          8.51        373,283      7,364       7.89
                                                      --------        ------                     --------     ------
    Total interest-earning assets                      459,112         9,603          8.37        420,059      8,092       7.71
                                                                      ------                                  ------
    Non interest-earning assets                         28,849                                     25,528
                                                      --------                                   --------
          Total                                       $487,961                                   $445,587
                                                      ========                                   ========
    Liabilities and Equity
    Interest-bearing liabilities:
          Now accounts                                $ 25,095        $   54          0.86%       $23,043     $   65       1.13%
          Regular savings accounts                      26,909           135          2.01         24,693        125       2.02
          Money market accounts                         69,171           770          4.45         59,187        570       3.85
          Certificate accounts                         134,321         1,980          5.90        114,911      1,483       5.16
                                                      --------        ------                     --------     ------
    Total interest-bearing deposits                    255,496         2,939          4.60        221,834      2,243       4.04
          FHLB advances                                158,900         2,585          6.37        144,547      1,999       5.43
          Other borrowings                               2,000            34          6.65         10,169        142       5.58
                                                      --------        ------                     --------     ------
    Total interest-bearing liabilities                 416,396         5,558          5.34        376,550      4,384       4.66
                                                                      ------                                  ------
          Demand deposits                                8,835                                      1,884
          Other liabilities                              9,241                                      9,691
          Equity                                        53,489                                     57,462
                                                      --------                                   --------
          Total                                       $487,961                                   $445,587
                                                      ========                                   ========
    Net interest income                                               $4,045                                  $3,708
                                                                      ======                                  ======
    Interest rate spread                                                              3.03%                               3.05%
                                                                                      ====                                ====
    Net interest margin                                                               3.52%                               3.53%
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

                                                        Quarter ended December 31,
                                                               2000 vs. 1999
                                                     ---------------------------------
                                                     Change due to Increase (Decrease)
                                              -----------------------------------------------
                                              Volume                Rate                 Net
                                              ------               ------              ------
                                                         (Dollars in thousands)

Interest income:
           Loans                                $886                $604               $1,490
           Interest earning deposits              13                  --                   13
           Federal Funds sold                     15                   6                   21
           Taxable investment securities         (33)                 74                   41
           Mortgage-backed securities            (44)                (10)                 (54)
                                                ----                ----               ------
                Total                            837                 674                1,511
                                                ----                ----               ------
Interest expense:
           Deposits                              391                 305                  696
           Borrowings                             79                 399                  478
                                                ----                ----               ------
                Total                            470                 704                1,174
                                                ----                ----               ------
Net interest income                             $367                $(30)                $337
                                                ----                ----               ------

Provision for Loan Losses

     Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for loan losses totaled $60,000 for the quarter ended December 31, 2000, compared to $200,000 for the same period last year. The provision reflects management's analysis of the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The level of provision is reflective of the increase in the overall size and mix of the loan portfolio during the period.

     At December 31, 2000 and March 31, 2000, the allowance for loan losses was $4.3 million and $3.9 million, respectively, which represents 588.0% of non-performing assets and 1.01% of total loans at December 31, 2000, compared to 304.4% of non-performing assets and 0.99% of total loans at March 31, 2000.

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

Non-interest income

     Total non-interest income, excluding unrealized losses on trading securities, increased $71,000, or 38.4%, primarily due to the income on Bank Owned Life Insurance, and the income received from the new debit card program and alternative investment services offered by the Bank.

Non-interest expense

     Total non-interest expense was $2.5 million for the quarter ended December 31, 2000, compared to $2.6 million for the same period last year, a decrease of 1.7%. Salaries and benefits decreased $192,000, or 11.6%, the net result of a reduction in the costs associated with the Company's stock compensation plans and the reduction associated with unrealized loss on the market value of assets supporting certain employee benefit plans, partially offset by a general increase in salaries and benefits due to the increased number of employees from the opening of an additional branch location. Occupancy and equipment expense totaled $383,000 compared to $291,000 for the same period last year, an increase of $92,000, or 31.6%. This increase was the result of the increased level of depreciation on leasehold improvements associated with the addition of the Walpole branch, the relocation of the Dedham branch and additional leased space for the administrative and support service areas of the Bank. Advertising expense totaled $122,000 compared to $150,000 for the same period last year, a decrease of $28,000, or 18.7%, primarily as a result of the promotion and introduction of new deposit products and retail services last year coupled with the professional fees associated with the development of these products and services. Data processing costs increased $24,000, or 34.8%, due to the increased level of deposits and new products and services being offered. Other expenses increased $106,000, or 37.2%.

Income Taxes

     Income taxes for the three months ended December 31, 2000 were $554,000 on pretax income of $1.5 million, for an effective rate of 37.1%, compared to $392,000 on pretax income of $1.1 million, for an effective rate of 35.2% for the same period last year.

Comparison of Operating Results for the Nine Months ended December 31, 2000 and 1999

General

     Consolidated net income for the nine months ended December 31, 2000 totaled $2.6 million, or $1.47 basic and $1.44 fully diluted earnings per share, compared to $2.0 million or $0.93 per share basic and fully diluted earnings per share, for the same period last year. This represents an increase of $624,000 or 31.5%, in net income, and a 58.1% increase in basic earnings per share and a 54.8% fully diluted earnings per share, over the same period last year.

Interest Income

     Interest income for the nine months ended December 31, 2000 increased $5.1 million, or 22.7%, to $27.6 million, compared to $22.5 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, which increased from $392.8 million for the nine months ended December 31, 1999 to $449.2 million for the nine months ended December 31, 2000, an increase of $56.4 million, or 14.4%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of loans, net of $59.4 million, or 17.1%, and an increase in Federal Funds sold and interest earning deposits of $539,000, or 26.8%, offset by a decrease in taxable investment and mortgage-backed securities totaling $3.5 million, or 7.9%. The yield on interest-earning assets increased 56 basis points to 8.19%.

Interest Expense

     Interest expense for the nine months ended December 31, 2000 increased $4.2 million, or 35.6%, to $15.9 million, compared to $11.7 million for the same period last year. The increase in interest expense was primarily due to a $60.2 million, or 17.3%, increase in the average balance of interest-bearing liabilities which increased from $347.6 million for the nine months ended December 31, 1999 to $407.8 million for the nine months ended December 31, 2000 and an increase of 70 basis points in the cost of funds to 5.19%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $33.4 million, or 15.3%, and an increase in the average balance of FHLB advances and other borrowings of $26.8 million, or 20.7%.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the nine months ended December 31,                              2000                                     1999
                                                                    ----                                     ----
                                                                   Interest                                 Interest
                                                      Average       Income/     Yield/          Average      Income/    Yield/
                                                      balance       expense      rate           balance      expense     rate
                                                      -------       -------      ----           -------      -------     ----
                                                                               (Dollars in thousands)
   Assets
   Interest-earning assets:
   Short-term investments                            $  2,036       $   103       6.74%         $  2,011    $    73       4.87%
   Interest-earning deposits                              513            25       6.50                --         --        --
   Taxable investment securities                       21,682         1,143       7.03            24,363      1,055       5.77
   Mortgage backed & related securities                18,899           888       6.26            19,719        923       6.24
   Loans (net of unearned income)                     406,059        25,430       8.35           346,703     20,431       7.86
                                                     --------       -------                     --------    -------
   Total interest-earning assets                      449,189        27,589       8.19           392,796     22,482       7.63
                                                     --------       -------                     --------    -------
   Non interest-earning assets                         30,723                                     24,822
                                                     --------                                   --------
         Total                                       $479,912                                   $417,618
                                                     ========                                   ========
   Liabilities and Equity
   Interest-bearing liabilities:
         Now accounts                                $ 23,975       $   171       0.95%         $ 23,370    $   196       1.12%
         Regular savings accounts                      26,592           404       2.03            25,531        386       2.02
         Money market accounts                         68,772         2,250       4.36            58,468      1,681       3.83
         Certificate accounts                         131,923         5,656       5.72           110,470      4,267       5.15
                                                     --------       -------                     --------    -------
   Total interest-bearing deposits                    251,262         8,481       4.50           217,839      6,530       4.00
         FHLB advances                                153,203         7,235       6.18           123,144      4,896       5.30
         Other borrowings                               3,367           155       6.03             6,598        278       5.62
                                                     --------       -------                     --------    -------
   Total interest-bearing liabilities                 407,832        15,871       5.19           347,581     11,704       4.49
                                                                    =======                                 =======
         Demand deposits                                7,659                                      1,608
         Other liabilities                             10,841                                     10,222
         Equity                                        53,580                                     58,207
                                                     --------                                   --------
         Total                                       $479,912                                   $417,618
                                                     ========                                   ========
   Net interest income                                              $11,718                                 $10,778
                                                                    =======                                 =======
   Interest rate spread                                                           3.00%                                   3.14%
                                                                                  =====                                   =====
   Net interest margin                                                            3.48%                                   3.66%
                                                                                  =====                                   =====

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

                                                                  Nine months ended December 31,
                                                                           2000 vs. 1999
                                                                 ---------------------------------
                                                                 Change due to Increase (Decrease)
                                                         ----------------------------------------------
                                                         Volume              Rate                  Net
                                                        --------           --------              -------
                                                                      (Dollars in thousands)
Interest income:
           Loans                                        $3,658              $1,341               $4,999
           Interest earning deposits                        25                  --                   25
           Federal Funds sold                                1                  29                   30
           Taxable investment securities                   (90)                178                   88
           Mortgage-backed securities                      (39)                  4                  (35)
                                                        ------              ------               ------
                Total                                    3,555               1,552                5,107
                                                        ------              ------               ------
Interest expense:
           Deposits                                      1,227                 724                1,951
           Borrowings                                    1,170               1,046                2,216
                                                        ------              ------               ------
                Total                                    2,397               1,770                4,167
                                                        ------              ------               ------
Net interest income                                     $1,158              $ (218)              $  940
                                                        ======              ======               ======

Provision for Loan Losses

     The provision for loan losses totaled $375,000 for the nine months ended December 31, 2000, compared to $650,000 for the same period last year. The level of reserve provisions for the nine months ended December 31, 2000 was made after an assessment of the composition of and growth in the loan portfolio. The Company plans to add to the provision for loan losses to support any loan portfolio expansion as considered necessary by management.

Non-interest income

     Total non-interest income, excluding unrealized gains and losses on trading securities, was $847,000 for the nine months ended December 31, 2000, compared to $519,000 for the same period last year, an increase of $328,000 or 63.2%. Other fees and charges increased due to fees on loans and deposit accounts. Other income increased as a result of fees received from alternative investment services offered by the bank, tax-advantaged income received on bank owned life insurance policies and income from the debit card product now offered by the Bank. During the period the Company recorded a net unrealized loss of $200,000 on trading securities, compared to a gain of $138,000 for the same period last year. The unrealized gain or loss represents the change in the market value of the assets supporting certain employee benefit plans. The Company also recognized an offsetting reduction, or increase, in salary and benefits expense during the same periods to offset the gain or loss on these plans.

Non-interest expense

     Total non-interest expense was $7.9 million for the nine months ended December 31, 2000, compared to $7.7 million for the same period last year, an increase of $200,000, or 2.3%. Total salaries and benefits increased $61,000, or 1.3%, primarily the net result of the same reasons as discussed previously for the quarter end results. Occupancy and equipment expense totaled $1.1 million compared to $835,000 for the same period last year, an increase of $276,000, or 33.1%. This increase was the result of the increased level of depreciation on improvements associated with the added space for the retail and administrative areas of the Bank. Professional fees decreased $302,000, or 57.5%, primarily a result of the reduction in professional service expenses associated with the development of new products and services introduced during last fiscal year. Advertising expense totaled $375,000 compared to $291,000 for the same period last year, an increase of $84,000, or 28.9%, primarily as a result of the promotion and introduction of new deposit products and retail services. Data processing costs increased $56,000, or 28.0%, due to the increased level of deposits and new products and services being offered.

Income Taxes

     For the nine months ended December 31, 2000 income taxes of $1.5 million were provided on net income before tax of $4.1 million for an effective rate of 36.3%, compared to $1.1 million on income before taxes of $3.1 million for an effective rate of 35.3%, for the same period last year.

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

     At December 31, 2000, the Company's capital ratio was 10.98% of total assets. The Bank at December 31, 2000 had total capital of 8.58% and risk based capital of 12.90% (unaudited), compared to 9.15% and 15.84% (unaudited) at March 31, 2000.

     The FDIC sets minimum leverage ratios for each insured institution depending upon its CAMELS rating. Banks with the highest ratings are required to carry a 3.0% leverage ratio, with less highly rated institutions required to have minimum ratios at least 1.0% to 2.0% greater. Additionally, the FDIC has risk-based capital regulations. Under these requirements, banks must have a minimum risk-based capital rate of 8.00%. At December 31, 2000 the Company and the Bank met all the capital adequacy requirements to which they are subject.

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

     This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's currently required liquidity ratio is 4%. At December 31, 2000 the Bank's liquidity ratio was 5.26%. Management's strategy is to maintain liquidity as close as possible to the minimum regulatory requirement and to invest any excess liquidity in higher yielding interest-earning assets. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and due from banks, short-term investments and securities, excluding FHLB stock, totaled $38.9 million, or 8.0% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At December 31, 2000, the Bank had $162.0 million in advances outstanding from the FHLB, and at December 31, 2000, had an additional overall borrowing capacity from the FHLB of $65.5 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Management is responsible for monitoring and limiting the Bank's exposure to interest rate risk within established guidelines while maximizing net interest income. The Bank will continue to monitor it's interest rate risk sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's Form 10-K for the year ended March 31, 2000.

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

Gap Analysis.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2000, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a negative 15.6%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest -earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

                                                       More than     More than      More than    More than
                                         1 Year or     1 Year to     2 Years to    3 Years to    4 Years to   More than      Total
                                            Less        2 Years       3 Years        4 Years      5 Years      5 Years       Amount
                                                                     (Dollars in thousands)

Interest-earning assets:
  Short-term investments                 $     112     $      --     $      --      $      --    $      --    $      --    $     112
  Investment in B.O.L.I.                     8,177            --            --             --           --           --        8,177
  Taxable investment Securities             16,416            --            --          1,000           --           --       17,416
  Mortgage-backed securities                    --            --            --             --           --       15,103       15,103
  Stock in FHLB-Boston                       8,321            --            --             --           --           --        8,321
  Loans (1)                                126,719        26,118        80,552         78,857       41,463       69,175      422,884
                                         ---------     ---------     ---------      ---------    ---------    ---------    ---------
    Total interest-earning assets        $ 159,745     $  26,118     $  80,552      $  79,857    $  41,463    $  84,278    $ 472,013
                                         =========     =========     =========      =========    =========    =========    =========
Interest-bearing liabilities:
  Money market accounts                  $  56,130     $  10,524     $   3,509      $      --    $      --    $      --    $  70,163
  Regular savings accounts                   5,538         5,538         5,538          5,538        5,538        9,232       36,922
  NOW accounts                               1,296         1,296         1,296          1,296        1,296       19,430       25,910
  Certificate accounts                     109,409        15,282         2,972          1,728        2,771           14      132,176
  Other borrowed funds                       2,032            --            --             --           --           --        2,032
  FHLB advances                             61,448        37,469         8,119             --           --       55,000      162,036
                                         ---------     ---------     ---------      ---------    ---------    ---------    ---------
    Total interest-bearing liabilities   $ 235,853     $  70,109     $  21,434      $   8,562    $   9,605    $  83,676    $ 429,239
                                         =========     =========     =========      =========    =========    =========    =========
Interest-earning assets less
  interest-bearing liabilities           $ (76,108)    $ (43,991)    $  59,118      $  71,295    $  31,858    $     602    $  42,774
                                         =========     =========     =========      =========    =========    =========    =========
Cumulative interest-rate
  sensitivity gap                        $ (76,108)    $(120,099)    $ (60,981)     $  10,314    $  42,172    $  42,774
                                         =========     =========     =========      =========    =========    =========
Cumulative interest-rate gap as
  a percentage of total assets              (15.59)%      (24.61)%      (12.50)%         2.11%        8.64%        8.77%
Cumulative interest-rate gap as
  a percentage of total interest-
  earning assets                            (16.12)%      (25.44)%      (12.92)%         2.19%        8.94%        9.06%
Cumulative interest-earning
  assets as a percentage of
  cumulative interest-bearing
  liabilities                                67.73%        60.75%        81.37%        103.07%      112.20%      109.97%

----------
  (1) Excludes non-accrual loans

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

* Incorporated herein by reference from the exhibits to Form SB-2 registration statement as amended, Registration No. 333-40115

** Incorporated herein by reference from the registrants Form 10-KSB, as filed with the Securities and Exchange Commission on June 14, 1999.


     (b)  Reports on Form 8-K

          (i)  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Bay State Bancorp, Inc.


February 13, 2001                  \s\ John F. Murphy
----------------------------       --------------------------------------------
Date                               John F. Murphy
                                   Chairman, President, and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


February 13, 2001                  \s\ Michael O. Gilles
----------------------------       --------------------------------------------
Date                               Michael O. Gilles
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

                                   EXHIBIT 11
                        COMPUTATION OF PER SHARE EARNINGS

                                             Three months ended
                                                December 31,
                                         -------------------------
                                            2000           1999
                                         ----------     ----------

Net  Income                              $  941,000     $  723,000
                                         ==========     ==========
Average shares outstanding                1,709,033      2,089,515
                                         ==========     ==========
Basic earnings per share                 $     0.55     $     0.35
                                         ==========     ==========
Net Income
                                         $  941,000     $  723,000
                                         ==========     ==========

Average shares outstanding                1,709,033      2,089,515

Net effect of dilutive stock options         62,907             --
                                         ----------     ----------

Total shares outstanding                  1,771,940      2,089,515
                                         ==========     ==========

Diluted earnings per share               $     0.53     $     0.35
                                         ==========     ==========

                                             Nine months ended
                                                December 31,
                                         -------------------------
                                            2000           1999
                                         ----------     ----------

Net  Income                              $2,604,000     $1,980,000
                                         ==========     ==========

Average shares outstanding                1,769,102      2,129,878
                                         ==========     ==========

Basic earnings per share                 $     1.47     $     0.93
                                         ==========     ==========

Net Income                               $2,604,000     $1,980,000
                                         ==========     ==========

Average shares outstanding                1,769,102      2,129,878

Net effect of dilutive stock options         37,022          6,895
                                         ----------     ----------

Total shares outstanding                  1,806,124      2,136,773
                                         ==========     ==========

Diluted earnings per share               $     1.44     $     0.93
                                         ==========     ==========