Form 10-K
period 2001-03-31
BAY STATE BANCORP INC
filed 2001-06-15
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended March 31, 2001

                         Commission File Number: 1-13691


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


        Registrant's telephone number, including area code (617) 739-9500

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:               Name of exchange on which registered:
Common Stock, par value $.01 per share           American Stock Exchange

           Securities registered pursuant to Section 12(g)of the Act:
                                      None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 31, 2001, there were issued and outstanding 1,757,393 shares of the registrant's common stock. The common stock is listed for trading on the American Stock Exchange under the symbol "BYS." Based on the closing price on May 31, 2001 the aggregate value of the common stock outstanding held by the nonaffiliates of the registrant was $49.7 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by certain officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

                                                                                                           Page No.
PART I

         Item 1.      Business.......................................................................         3

         Item 2.      Properties.....................................................................        30

         Item 3.      Legal Proceedings..............................................................        30

         Item 4.      Submission of Matters to a Vote of Security Holders............................        30

PART II

         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........        31

         Item 6.      Selected Financial Data........................................................        31

         Item 7.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operation...........................................................        32

         Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.....................        44

         Item 8.      Financial Statements and Supplementary Data....................................        44

         Item 9.      Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosures......................................................        45

PART III

         Item 10.     Directors and Executive Officers of the Registrant.............................        45

         Item 11.     Executive Compensation.........................................................        45

         Item 12.     Security Ownership of Certain Beneficial Owners and Management.................        45

         Item 13.     Certain Relationships and Related Transactions.................................        45

PART IV

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................        46


SIGNATURES

Item 1. Business

General

     Bay State Bancorp, Inc. (the "Company") was incorporated under Delaware law in October 1997. The Company was formed to acquire Bay State Federal Savings Bank, Brookline, Massachusetts (the "Bank") and its subsidiaries as part of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). In connection with the Conversion, on March 27, 1998 the Company issued an aggregate 2,535,232 shares of its common stock, par value $0.01 per share (the "Common Stock"), at a purchase price of $20 per share, of which 2,347,437 shares were sold in a subscription offering and 187,795 shares were issued to The Bay State Federal Savings Charitable Foundation (the "Foundation"), a charitable foundation established by the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through the Bank. At March 31, 2001, the Company had total assets of $491.9 million, total deposits of $273.3 million and total stockholders' equity of $53.8 million.

     The reporting entity is Bay State Bancorp, Inc. and its wholly owned subsidiaries, Bay State Funding Corporation and Bay State Federal Savings Bank, and the Bank's wholly owned subsidiaries: BSF Service Corporation, Bay State Federal Savings Securities Corporation and Bay Leaf Securities Corporation, all incorporated under Massachusetts law.

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

     The Bank's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in adjustable-rate and shorter-term fixed-rate one- to four-family residential mortgage loans, multi-family and commercial real estate. To a lesser extent, the Bank invests in construction and development, commercial and consumer loans. The Bank operates through its six full service banking offices and two administrative office, all of which are located in the greater Boston metropolitan area. The Bank originates loans for investment and to a lesser extent loans for sale in the secondary market; generally retaining the servicing rights on all loans sold. The Bank's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, interest on its investment and mortgage-backed and mortgage-related securities and loan servicing income. The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and Federal Home Loan Bank ("FHLB") advances.

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

     Brookline, Massachusetts is a fully-developed and densely populated town located west of and adjacent to Boston. The major traffic roadways running through Brookline are heavily traveled and lined with commercial and retail business operations and Brookline's 1990 census population was approximately 57,000.

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

     The increase of internet accessible financial institutions, which solicit deposits and originate loans on a nationwide basis, may also increase competition for the Bank's customers. Additionally, competition is likely to increase as a result of recent regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and the entrance into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms and specialty financial services companies such as internet-based providers.

Personnel

     As of March 31, 2001 the Bank had 75 full-time employees and 25 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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


                                                                     At March 31,
                          ----------------------------------------------------------------------------------------------------------
                                  2001                 2000                1999                 1998                1997
                          ----------------------------------------------------------------------------------------------------------
                            Amount    Percent    Amount    Percent              Percent             Percent             Percent
                                     of Total             of Total    Amount   of Total    Amount   of Total   Amount   of Total
                          ----------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Residential:
      One-to four-family.. $205,284    47.93% $201,256    50.32%   $168,786    54.62%   $157,240     68.23% $162,837     77.34%
      Multi-family .......   87,040    20.32    78,610    19.65      57,744    18.69      22,411      9.73    14,624      6.95
Commercial real estate....   98,566    23.01    95,869    23.97      67,806    21.94      35,468     15.39    25,260     12.00
Construction and
      development(1) .....   17,319     4.04    10,009     2.50       5,494     1.78       7,821      3.39     2,831      1.34
                            -------    -----   -------    -----     -------    -----     -------     -----   -------     -----
      Total mortgage loans  408,209    95.30   385,744    96.44     299,830    97.03     222,940     96.74   205,552     97.63
                            -------    -----   -------    -----     -------    -----     -------     -----   -------     -----
Commercial ...............    3,893     0.91       225     0.06         500     0.16          43      0.02        31      0.02
                            -------    -----   -------    -----     -------    -----     -------     -----   -------     -----
Consumer loans:
   Equity lines ..........   11,819     2.76     9,500     2.37       5,156     1.67       4,028      1.75     2,359      1.12
   Other consumer loans ..    4,397     1.03     4,520     1.13       3,535     1.14       3,434      1.49     2,594      1.23
                            -------    -----   -------    -----     -------    -----     -------     -----   -------     -----
      Total consumer loans   16,216     3.79    14,020     3.50       8,691     2.81       7,462      3.24     4,953      2.35
                            -------    -----   -------    -----     -------    -----     -------     -----   -------     -----
Total loans ..............  428,318   100.00%  399,989   100.00%    309,021   100.00%    230,445    100.00%  210,536    100.00%
                                      ======             ======               ======                ======              ======
Allowance for loan losses.   (4,258)            (3,915)              (3,027)              (2,513)             (1,687)

Undisbursed proceeds of
   construction and
   development loans in
   process ...............   (6,154)            (2,825)              (1,424)              (2,534)             (1,349)
Unearned income, net .....     (202)              (156)                (198)                (470)               (437)
                            -------            -------              -------              -------             -------
      Loans, net .........  417,704            393,093              304,372              224,928             207,063
                            -------            -------              -------              -------             -------
Mortgage loans held-for-
  sale ...................       --                 --                  321                  822                  --
                            -------            -------              -------              -------             -------
  Loans, net and mortgage
   loans held-for-sale ... $417,704           $393,093             $304,693             $225,750            $207,063
                            =======            =======              =======              =======             =======

------------------

(1)  Includes committed but unadvanced loan amounts.

     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at March 31, 2001. The table does not include the effect of future principal prepayments.


                                                              At March 31, 2001
                          ------------------------------------------------------------------------------------------
                           One- to                              Construction
                            Four-     Multi-    Commercial          and                                       Total
                          Family(1)  Family    Real Estate      Development(2)    Commercial    Consumer      Loans
                          ------------------------------------------------------------------------------------------
                                                               (In thousands)
Amounts due:
   One year or less...       $4,751     $ 491       $ 3,019           $ 4,053        $2,299      $1,245    $ 15,858
                             ------     -----       -------           -------        ------      ------    --------
   After one year:
   More than one year
      to three years..          492       164         1,602             9,908           195         323      12,684
   More than three years
      to five years...        1,026     1,195           976                --           497         195       3,889
   More than five years
      to ten years....       10,857     5,148         7,418                37            49       1,101      24,610
   More than ten years
      to twenty years.       51,815    36,053        37,435             2,800           853         941     129,897
   More than
      twenty years....      148,162    43,989        48,116               521            --         592     241,380
                           --------   -------       -------           -------        ------      ------    --------
         Total due after
            one year..      212,352    86,549        95,547            13,266         1,594       3,152     412,460
                           --------   -------       -------           -------        ------      ------    --------
      Total amount due     $217,103   $87,040       $98,566           $17,319        $3,893      $4,397     428,318
                           ========   =======       =======           =======        ======      ======
Less:
Allowance for loan losses...............................................................................     (4,258)
Undisbursed proceeds of construction and development loans in process...................................     (6,154)
Unearned income, net....................................................................................       (202)
                                                                                                           --------
Loans, net..............................................................................................   $417,704
                                                                                                           ========

-------------

(1)  Includes equity lines.

(2) Includes construction and development loans, which will convert to one- to four-family mortgage loans upon the completion of the construction.

     The following table sets forth at March 31, 2001, the dollar amount of loans contractually due after March 31, 2002 and whether such loans have fixed interest rates or adjustable interest rates.


                                                  Due After March 31, 2002
                                             -----------------------------------
                                              Fixed      Adjustable       Total
                                             -------      --------      --------
                                                      (In thousands)
Mortgage loans:
   One- to four-family ................      $34,951      $165,582      $200,533
   Multi-family .......................       34,137        52,412        86,549
   Commercial real estate .............       21,316        74,231        95,547
   Construction and development .......        6,508         6,758        13,266
                                             -------      --------      --------
      Total mortgage loans ............       96,912       298,983       395,895
                                             -------      --------      --------
Commercial loans ......................          407         1,187         1,594
                                             -------      --------      --------

Consumer loans:

   Equity lines .......................           --        11,819        11,819
   Other consumer loans ...............        1,262         1,890         3,152
                                             -------      --------      --------

      Total consumer loans ............        1,262        13,709        14,971
                                             -------      --------      --------
Total loans ...........................      $98,581      $313,879      $412,460
                                             =======      ========      ========

     Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its six branch offices and one administrative office and secondarily through a network of loan correspondents, wholesale loan brokers and other financial institutions approved by the Bank. All loans originated by the Bank, either through sources or external sources, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans. The Bank's ability to originate fixed-or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

     Generally, all adjustable-rate mortgage loans ("ARM's") originated by the Bank are originated for investment. While the Bank has from time-to-time, retained fixed-rate one- to four-family loans, it is currently the general policy of the Bank to sell substantially all one- to four-family fixed-rate mortgage loans with scheduled repricing greater than 15 years. The one- to four-family mortgage loan products currently originated for sale by the Bank include a variety of loans which conform to the underwriting standards specified by Freddie Mac ("conforming loans") and, to a lesser extent, loans which do not conform to Freddie Mac standards due to loan amounts ("jumbo loans"). All one- to four-family mortgage loans sold by the Bank are sold pursuant to master commitments negotiated with Freddie Mac and other investors to purchase loans meeting such investors' defined criteria. The Bank generally retains the servicing rights on the mortgage loans sold.

     At March 31, 2001, the Bank maintained a servicing portfolio consisting of $355.1 million of loans held for portfolio, net, and $22.6 million of loans serviced for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Substantially all of the loans currently being serviced for others are loans which have been sold by the Bank. The gross servicing fee income from loans sold is generally 24 to 48 basis points of the total balance of the loan serviced.

     During the fiscal years ended March 31, 2001 and 2000, the Bank originated and purchased $47.7 million and $66.6 million of fixed-rate and adjustable-rate one- to four-family loans, respectively, of which $45.1 million, and $64.4 million, respectively, were retained for the Bank's portfolio. When loans are sold the Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On April 1, 1996, the Bank implemented SFAS No. 122 "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" ("SFAS No. 122") pursuant to which the value of servicing rights may be recognized as an asset of the Bank. In the fiscal years ended March 31, 2001 and 2000, the fair value of servicing rights under SFAS No. 122 and SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") was not material and was not recognized in the consolidated financial statements for those periods.

     The Bank has, from time-to-time, purchased whole loans, primarily one- to four-family mortgage loans as well as purchased participation interests in loans originated by other financial institutions, primarily multi-family and commercial real estate loans and, at March 31, 2001, had $67.3 million of purchased loans and $10.3 million in loan participation interests. Loans purchased from correspondent financial institutions are underwritten pursuant to the Bank's policies and generally closed in the name of the correspondent financial institution and then purchased by the Bank. Total loans purchased during the fiscal year March 31, 2001 were $24.1 million.

     The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:


                                                     For the Year Ended March 31,
                                                 -----------------------------------
                                                    2001         2000         1999
                                                 -----------------------------------
                                                           (In thousands)
Beginning balance, loans, net (1) ...........    $ 393,093    $ 304,372    $ 224,928
                                                 ---------    ---------    ---------
   Loans originated and purchased:
      Mortgage loans:
         One- to four-family ................       47,597       66,556       84,033
         Multi-family .......................       17,882       30,346       36,904
         Commercial real estate .............       14,096       35,866       48,136
         Construction and development .......       13,418        8,031        3,985
                                                 ---------    ---------    ---------
            Total mortgage loans ............       92,993      140,799      173,058
                                                 ---------    ---------    ---------
      Commercial ............................        6,211           --          250
                                                 ---------    ---------    ---------
      Consumer:
         Equity lines .......................        5,248        3,686        6,843
         Other consumer loans ...............        4,964        3,453        4,253
                                                 ---------    ---------    ---------
      Total consumer loans ..................       10,212        7,139       11,096
                                                 ---------    ---------    ---------
      Total loans ...........................      109,416      147,938      184,404
                                                 ---------    ---------    ---------
   Total ....................................      502,509      452,310      409,332
Principal repayments and other, net .........      (82,030)     (56,996)     (93,676)
Loan charge-offs, net .......................         (117)          13         (103)
Sale of mortgage loans, principal balance ...       (2,590)      (2,172)     (10,860)
Transfer of mortgage loans to REO ...........          (68)         (62)          --
                                                 ---------    ---------    ---------
   Loans, net and mortgage loans
     held-for-sale ..........................      417,704      393,093      304,693
Mortgage loans held-for-sale ................           --           --         (321)
                                                 ---------    ---------    ---------
   Ending balance, loans, net ...............    $ 417,704    $ 393,093    $ 304,372
                                                 =========    =========    =========

----------
(1)  Includes mortgage loans held-for-sale.


     One-to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans with maturities of up to 30 years secured by one- to four-family residences. Most of such loans are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained through the Bank's in-house loan representatives, existing or past customers, mortgage brokers and referrals from members of the Bank's local communities. At March 31, 2001, the Bank's one- to four-family mortgage loans totalled $205.3 million, or 47.9%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 17.0% were fixed-rate mortgage loans and 83.0% were ARM loans.

     The Bank currently offers ARM loans with terms of up to 30 years and interest rates which adjust every one, three or five years from the outset of the loan and adjust annually after the initial rate period. At adjustment the interest rates for the Bank's ARM loans are indexed to either the one, three or five year Constant Maturity Treasury Index. The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. The Bank generally retains for its portfolio all adjustable-rate one- to four-family loans.

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

     All one- to four-family residential mortgage loans are underwritten according to the Bank's policies and guidelines. Generally, the Bank originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price with additional credit enhancements such as additional collateral or private mortgage insurance ("PMI"). Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

     In an effort to provide financing for first-time home buyers, the Bank offers a first-time home buyer loan program, which offers one- to four-family residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Pursuant to this program, borrowers receive reduced loan origination fees and closing costs. Such loans must be secured by an owner-occupied residence. These loans are originated using the same underwriting guidelines as are the Bank's other one- to four-family residential mortgage loans.

     Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by 5 or more unit apartment buildings and properties used for business purposes such as office buildings, industrial facilities or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at March 31, 2001 was $7.0 million. The Bank's multi-family and commercial real estate loans are made with terms up to 30 years and with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal, or the corresponding borrowing rates offered by the Federal Home Loan Bank of Boston. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history, the value of the underlying property, and the financial conditions of the Borrower/Guarantor. The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x utilizing a 25 year amortization schedule. In addition, depending on the perceived environmental risk of the property an environmental impact survey may be required for multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On occasion the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower, the amount of the down payment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at March 31, 2001 was $87.0 million, or 20.3%, of total loans and the Bank's commercial real estate loan portfolio at such date was $98.6 million, or 23.0%, of total loans. The largest multi-family or commercial real estate loan in the Bank's portfolio at March 31, 2001 was a $4.9 million real estate loan secured by a blanket mortgage on five retail/office buildings. This loan was performing according to its terms, as of March 31, 2001.

     The Bank also purchases participation interests in multi-family and commercial real estate loans. Most of these loans are secured by real estate located in the Bank's primary market area. The Bank will underwrite its participation interest according to its own underwriting standards. At March 31, 2001, the Bank had $10.3 million in multi-family and commercial real estate loan participation interests, or 2.4% of total loans.

     Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts. Additionally, because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy and thus poses a greater degree of risk than one- to four-family residential mortgage loans. The Bank seeks to minimize these risks through its underwriting standards.

     Construction and Development Lending. The Bank originates short-term balloon fixed-rate construction loans for the development of residential and commercial property. Construction and development loans are offered primarily to experienced local developers operating in the Bank's market area. The Bank currently does not originate loans secured by raw land. The majority of the Bank's construction and development loans are originated to finance the construction by developers of one- to four-family residential real estate and, to a lesser extent, multi-family and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to 18 months and may be made in amounts up to 80% of the appraised value of the property on multi-family and commercial real estate construction and 85% on one- to four-family residential construction. Construction loan proceeds are disbursed periodically, in increments, as construction progresses and as inspections by the Bank's lending officers warrant. At March 31, 2001, the Bank's largest construction and development loan was a performing loan with a $3.4 million outstanding commitment secured by a 43.6 acre parcel approved for 62 townhouse/condominium units in Southboro, Massachusetts. At March 31, 2001, construction and development loans totalled $17.3 million (including unadvanced loan amounts), or 4.0%, of the Bank's total loans.

     The Bank also originates construction to permanent loans to individual borrowers for the construction of single-family owner-occupied residential properties with permanent financing commitments by the Bank. The Bank's underwriting standards and procedures for such loans are similar to those applicable for one- to four-family residential mortgage lending. Proceeds for such loans are disbursed as phases of the construction are completed. All such loans are originated as one- to four-family interest-only adjustable-rate mortgage loans. Upon completion of the construction, such loans convert to principal and interest over the remaining term. At March 31, 2001, such loans totalled $3.3 million, or 19.0%, of the $17.3 million of construction and development loans.

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

     Consumer and Other Lending. Total consumer loans at March 31, 2001 amounted to $16.2 million, or 3.8%, of the Bank's total loans and consisted primarily of equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family residential mortgage loans.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At March 31, 2001, the Bank had two consumer loans, excluding home equity lines of credit, 90 days or more delinquent, whose balances totalled $28,000.

Loan Approval Procedures and Authority

     The Board of Directors of the Bank establishes the lending policies of the Bank. Such policies provide that all loans up to $300,000 must be approved by the Bank's Internal Loan Committee. In the event a loan is above $300,000, it may be approved by either the CEO or President of the Bank. All loans are submitted to the full Board of Directors or the Bank's Executive Committee for approval or ratification on a monthly basis.


Delinquent Loans, Classified Assets and Real Estate Owned

     Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more and all Real Estate Owned ("REO"). The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, length and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure and in rare instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

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

     The Bank's Classification of Assets Committee reviews and classifies the Bank's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At March 31, 2001, one single-family residential loan totalling $62,000 and two consumer loans totalling $28,000 were classified as Doubtful. As of March 31, 2001, the Bank had one one-to four-family loan, totaling $223,000, designated as Special Mention. At March 31, 2001 no loans were designated as Substandard.

     The following table sets forth the delinquencies in the Bank's loan portfolio as of the dates indicated.


                                                             At March 31, 2001                           At March 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                       30-89 Days       90 Days or More          30-89 Days       90 Days or More
                                                  ----------------------------------------------------------------------------------
                                                            Principal            Principal           Principal             Principal
                                                  Number    Balance   Number     Balance    Number   Balance     Number    Balance
                                                  of Loans  of Loans  of Loans   of Loans   of Loans of Loans    of Loans  of Loans
                                                  ----------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)

   One- to four-family ......................      12       $  752        2       $320        14       $1,281         5      $  731
   Multi-family .............................      --           --       --         --        --           --        --          --
   Commercial real estate ...................      --           --       --         --        --           --         2         443
   Construction and development .............      --           --       --         --        --           --        --          --
                                                  ---       ------      ---       ----       ---       ------       ---      ------
      Total mortgage loans ..................      12          752        2        320        14        1,281         7       1,174
                                                  ---       ------      ---       ----       ---       ------       ---      ------
Consumer loans:
   Equity lines .............................       2          285        1         20         1          150        --          --
   Other consumer loans .....................       1           25        2         28         5          363         3          50
                                                  ---       ------      ---       ----       ---       ------       ---      ------
      Total consumer loans ..................       3          310        3         48         6          513         3          50
                                                   --       ------        -       ----        --       ------       ---      ------
Total loans .................................      15       $1,062        5       $368        20       $1,794        10      $1,224
                                                  ===       ======      ===       ====       ===       ======       ===      ======
Delinquent loans to loans, net ..............                 0.25%               0.09%                  0.46%                 0.31%
                                                            ======                ====                 ======                ======


                                                   At March 31, 1999
                                      ------------------------------------------
                                          30-89 Days         90 Days or More
                                          ----------         ---------------
                                                 Principal             Principal
                                      Number     Balance    Number     Balance
                                      of Loans   of Loans   of Loans   of Loans
                                      ------------------------------------------
                                                  (Dollars in thousands)
Mortgage loans:
   One- to four-family ...........       7        $431         6       $  862
   Multi-family ..................      --          --         1          280
   Commercial real estate ........       1         275         2          745
   Construction and
     development .................       1          42        --           --
                                       ---        ----       ---       ------
      Total mortgage loans .......       9         748         9        1,887
                                       ---        ----       ---       ------
Consumer loans:
   Equity lines ..................       1          36         1           65
   Other consumer loans ..........       3          65         2           12
                                       ---        ----       ---       ------
      Total consumer loans .......       4         101         3           77
                                       ---        ----       ---       ------
Total loans ......................      13        $849        12       $1,964
                                       ===        ====       ===       ======
Delinquent loans to loans, net ...                0.28%                  0.65%
                                                  ====                 ======

     Nonperforming Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and REO. At March 31, 2001, the Bank had no REO in its portfolio. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to charge off all accrued interest. For the fiscal years ended March 31, 2001, 2000 and 1999, the amount of interest income that was recorded on nonaccrual loans was $249,000, $157,000 and $213,000, respectively. For the fiscal years ended March 31, 2001, 2000 and 1999, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $11,000, $83,000 and $87,000, respectively. There were no loans that met the definition of an impaired loan, per SFAS No. 114, at March 31, 2001 and 2000. As of March 31, 1999 loans totaling $280,000 were considered to be impaired with an allowance for credit loss of $82,000.

     The following table sets forth the Bank's non-performing assets for the periods as indicated.

                                                                                            At March 31,
                                                                   -----------------------------------------------------------------
                                                                    2001         2000           1999           1998           1997
                                                                   -----------------------------------------------------------------
                                                                                        (Dollars in thousands)
Nonaccrual loans:
   Mortgage loans:
      One- to four-family .................................        $320         $  731         $  862         $1,258         $1,499
      Multi-family ........................................          --             --            280            254             --
      Commercial real estate ..............................          --            443            745            739             --
      Construction and development ........................          --             --             --             --             --
                                                                   ----         ------         ------         ------         ------
         Total mortgage loans .............................         320          1,174          1,887          2,251          1,499
                                                                   ----         ------         ------         ------         ------
   Consumer loans:
      Equity lines ........................................          20             --             65             --             40
      Other consumer loans ................................          28             50             12             28              7
                                                                   ----         ------         ------         ------         ------
         Total consumer loans .............................          48             50             77             28             47
                                                                   ----         ------         ------         ------         ------
         Total nonaccrual loans ...........................         368          1,224          1,964          2,279          1,546
Real estate owned, net ....................................          --             62             --             --             73
                                                                   ----         ------         ------         ------         ------
         Total nonperforming assets (3) ...................        $368         $1,286         $1,964         $2,279         $1,619
                                                                   ====         ======         ======         ======         ======
Allowance for loan losses as a percent
   of loans (1) ...........................................        1.01%          0.99%          0.98%          1.10%          0.81%
Allowance for loans losses as a percent
   of nonperforming loans (2) .............................    1,157.07         319.85         154.12         110.27         109.12
Nonperforming loans as a percent of
   loans (1)(2) ...........................................        0.09           0.31           0.65           1.00           0.74
Nonperforming assets as a percent of
   total assets (3) .......................................        0.07           0.28           0.55           0.77           0.69

----------
(1) Loans are presented before allowance for loan losses and net of undisbursed proceeds.

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

     As of March 31, 2001, the Bank's allowance for loan losses was 1.01% of total loans, as compared to 0.99% as of March 31, 2000. The Bank had nonaccrual loans of $368,000 and $1.2 million at March 31, 2001 and March 31, 2000, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

     While the level of non-performing loans decreased during the period, the Bank added $460,000 to the allowance in recognition of the changing portfolio mix. The focus of the lending activities has changed and is geared more to multi-family, commercial real estate, commercial loans and home equity lines of credit. These loans are considered to have slightly more risk than residential loans, and as such management believed it to be a prudent business decision to add to the level of reserves.

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

     The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated.


                                                                                     For the Year Ended March 31,
                                                                 -------------------------------------------------------------------
                                                                  2001           2000           1999           1998           1997
                                                                 -------------------------------------------------------------------
                                                                                       (Dollars in thousands)
Balance at beginning of period ..........................        $3,915         $3,027         $2,513         $1,687         $1,774
                                                                 ------         ------         ------         ------         ------
Provision for loan losses ...............................           460            875            617            856            117
                                                                 ------         ------         ------         ------         ------
Charge-offs:
   Mortgage loans:
      One- to four-family ...............................            --             --            103             49            225
      Commercial real estate ............................           124             --             --             --             --
      Construction and development ......................            --             --             --             --             --
   Consumer loans .......................................             5              1             --             --             --
                                                                 ------         ------         ------         ------         ------
         Total charge-offs ..............................           129              1            103             49            225
                                                                 ------         ------         ------         ------         ------
Recoveries ..............................................            12             14             --             19             21
                                                                 ------         ------         ------         ------         ------
Balance at end of period ................................        $4,258         $3,915         $3,027         $2,513         $1,687
                                                                 ======         ======         ======         ======         ======
Ratio of net charge-offs during the
   period to average loans outstanding
   during the period ....................................          0.03%          0.00%          0.03%          0.01%          0.10%
                                                                 ======         ======         ======         ======         ======
Allowance for loan losses as a percent
   of loans (1) .........................................          1.01%          0.99%          0.98%          1.10%          0.81%
                                                                 ======         ======         ======         ======         ======
Allowance for loans losses as a percent of
   nonperforming loans (2) ..............................      1,157.07%        319.85%        154.12%        110.27%        109.12%
                                                               ========         ======         ======         ======         ======

----------
(1) Loans are presented before deducting the allowance for loan losses and net of undisbursed proceeds.

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


                                                                                    At March 31,
                                             ---------------------------------------------------------------------------------------
                                                                 Percent                       Percent                      Percent
                                                                 of Loans                      of Loans                     of Loans
                                                      Percent of in Each            Percent of in Each           Percent of in Each
                                                      Allowance  Category           Allowance  Category          Allowance  Category
                                                      to Total   to Total           to Total   to Total          to Total   to Total
                                             Amount   Allowance  Loans    Amount    Allowance  Loans    Amount   Allownace  Loans
                                             -------------------------------------------------------   -----------------------------
                                                                (Dollars in thousands)

Mortgage loans ............................  $1,752    41.15%    72.29%   $1,918    48.99%    72.47%    $1,221    40.34%    75.09%
Commercial real estate ....................   2,005    47.09     23.01     1,549    39.56     23.97      1,314    43.41     21.94
                                             ------   ------    ------    ------   ------    ------     ------   ------    ------
         Total ............................   3,757    88.24     95.30     3,467    88.55     96.44      2,535    83.75     97.03
Commercial loans ..........................      78     1.83      0.91        --       --      0.06         --       --      0.16
Consumer loans ............................     127     2.98      3.79       124     3.17      3.50        124     4.10      2.81
Unallocated ...............................     296     6.95        --       324     8.28        --        368    12.15        --
                                             ------   ------    ------    ------   ------    ------     ------   ------    ------
Total allowance for loan
losses ....................................  $4,258   100.00%   100.00%   $3,915   100.00%   100.00%    $3,027   100.00%   100.00%
                                             ======   ======    ======    ======   ======    ======     ======   ======    ======


                                                                    At March 31,
                                 --------------------------------------------------------------------------------

                                                   1998                                     1997
                                 ---------------------------------------   --------------------------------------
                                                             Percent                                     Percent
                                                             of Loans                                    of Loans
                                             Percent         of in Each                  Percent of      in Each
                                             Allowance       Category                    Allowance       Category
                                             to Total        to Total                    to Total        to Total
                                 Amount      Allowance       Loans         Amount        Allowance       Loans
                                 ---------------------------------------   --------------------------------------
                                                             (Dollars in thousands)
Mortgage loans ...........      $1,131         45.01%         81.35%        $  793         47.00%         85.63%
Commercial real estate ...         955         38.00          15.39            523         31.00          12.00
                                ------        ------         ------         ------        ------         ------
         Total ...........       2,086         83.01          96.74          1,316         78.00          97.63
Commercial loans .........          --            --           0.02             --            --           0.02
Consumer loans ...........          50          1.99           3.24             34          2.02           2.35
Unallocated ..............         377         15.00             --            337         19.98             --
                                ------        ------         ------         ------        ------         ------
Total allowance for loan
losses ...................      $2,513        100.00%        100.00%        $1,687        100.00%        100.00%
                                ======        ======         ======         ======        ======         ======


     Real Estate Owned At March 31, 2001 the Bank had no REO. At March 31, 2000 the Bank had $62,000 in REO. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

Investment Activities

     Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Historically, the Bank has maintained liquid assets at a level considered adequate to meet its normal daily activities.

     The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity and a high quality investment portfolio. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funds not utilized for investment in loans. Generally, the Bank's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Bank has invested primarily in U.S. Government and agency securities, which qualify as liquid assets under the OTS regulations, federal funds and U.S. Government sponsored agency issued mortgage-backed securities. The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale or held for trading. As of March 31, 2001, the securities portfolio consisted of investment securities, marketable equity securities, trust preferred and preferred stocks and mortgage-backed and mortgage-related securities. The carrying amounts of the held-to-maturity portfolio totalled $336,000, or 0.07% of total assets, and the available-for-sale securities portfolio totalled $34.3 million, or 7.0% of total assets.

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

     As of March  31,  2001,  $16.6  million,  or 3.4% of total  assets,  of the securities portfolio consisted of investment securities, primarily debt securities issued by the U.S. Government or government sponsored agencies (such as the FHLB) and marketable equity securities, primarily consisting of mutual fund securities, common stocks, preferred stocks, trust preferred stocks and corporate bonds and notes. The Bank generally invests in U.S. Treasury and agency obligations with maturities of 24 to 60 months. The weighted average maturities of the Bank's fixed rate investment securities portfolio, excluding any equity securities, were 60 months as of March 31, 2001.

     At March 31, 2001, the Bank had $14.7 million of mortgage-backed and mortgage-related securities, or 3.0% of total assets, all of which were backed by fixed-rate mortgages and which consisted of mortgage-backed securities and collateralized mortgage obligations ("CMOs") insured or issued by Ginnie Mae, Fannie Mae and Freddie Mac or private issuers, such as GE Capital Mortgage Services, Inc. At March 31, 2001, the weighted average estimated maturity of its mortgage-backed and mortgage-related securities portfolio was 29 months. Investments in mortgage-backed and mortgage-related securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     While investments in privately issued mortgage-backed securities generally bear yields higher than mortgage-backed securities insured by government sponsored agencies, they involve a greater degree of risk than those issued by government sponsored agencies, as such securities are not insured or guaranteed by such government sponsored agencies.

     The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.


                                                                        At March 31,
                                          --------------------------------------------------------------------------
                                                  2001                      2000                     1999
                                          --------------------------------------------------------------------------
                                          Amortized      Fair       Amortized      Fair    Amortized      Fair
                                             Cost        Value         Cost        Value      Cost        Value
                                          -----------   --------    -----------   -------- -----------   --------
                                                                       (In thousands)
Held-to-maturity:
   Mortgage-backed and mortgage-
      related securities.............           $336      $ 345           $527      $ 535       $ 956      $ 978
                                             -------    -------        -------    -------     -------    -------
      Total held-to-maturity.........            336        345            527        535         956        978
                                             -------    -------        -------    -------     -------    -------
Available-for-sale securities:
   Marketable equity securities......          7,496      8,654          9,840      9,049       9,525      9,737
   Mortgage-backed securities........         14,141     14,314         16,937     16,476       5,371      5,391
   Trust preferred equity securities.          7,559      7,510          2,501      1,916       2,506      2,521
   Corporate bonds and notes.........          1,452      1,408            495        462       1,247      1,234
   Preferred stocks..................          1,500      1,467          1,500      1,342       1,500      1,460
   Government agency securities......          1,000      1,003          2,607      2,567       4,000      4,007
                                             -------    -------        -------    -------     -------    -------
      Total available-for-sale.......         33,148     34,356         33,880     31,812      24,149     24,350
                                             -------    -------        -------    -------     -------    -------
         Total securities............        $33,484    $34,701        $34,407    $32,347     $25,105    $25,328
                                             =======    =======        =======    =======     =======    =======

     The following table sets forth certain information regarding the amortized cost and fair values of the Bank's mortgage-backed and mortgage-related securities.


                                                                                 At March 31,
                                        --------------------------------------------------------------------------------------------
                                              2001                                                 2000            1999
                                        --------------------------------------------------------------------------------------------
                                                   Percent                        Percent                        Percent
                                        Amortized    of        Fair    Amortized    of        Fair    Amortized    of        Fair
                                          Cost     Total (1)   Value     Cost     Total (1)   Value     Cost     Total (1)   Value
                                         -------   -------    -------   -------   -------    -------   -------   -------    ------
                                                                         (Dollars in thousands)
Mortgage-backed and mortgage-
   related securities:
      Ginnie Mae .....................   $   181      1.25%   $   187   $   239      1.36%   $   247   $   314      4.96%   $  328
      Freddie Mac ....................        73      0.50         76        97      0.56         99       134      2.12       142
      CMOs ...........................    14,223     98.25     14,396    17,128     98.08     16,665     5,879     92.92     5,899
                                         -------   -------    -------   -------   -------    -------   -------   -------    ------
Total mortgage-backed and
   mortgage-related securities .......   $14,477    100.00%   $14,659   $17,464    100.00%   $17,011   $ 6,327    100.00%   $6,369
                                         =======   =======    =======   =======   =======    =======   =======   =======    ======

----------
(1)  Based on amortized cost.

     The   following   table   sets  forth  the   Bank's   mortgage-backed   and
mortgage-related securities activities for the periods indicated.


                                                For the Year Ended March 31,
                                            ------------------------------------
                                               2001          2000         1999
                                            ------------------------------------
                                                       (In thousands)

Beginning balance .....................     $ 17,464      $  6,327      $ 2,271
   Principal repayments ...............       (3,033)       (4,741)      (2,010)
   Purchases ..........................           --        15,830        6,074
   Accretion of discount and
      amortization of (premium) .......           46            48           (8)
                                            --------      --------      -------
Ending balance ........................     $ 14,477      $ 17,464      $ 6,327
                                            ========      ========      =======



     The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's debt securities.


                                                                            At March 31, 2001
                                ----------------------------------------------------------------------------------------------------
                                                      More than One        More than Five
                                                          Year                 Years           More than Ten
                                 One Year or Less     to Five Years         to Ten Years           Years                Total
                                ------------------ -------------------  -------------------  ------------------ --------------------
                                          Weight              Weighted             Weighted                                 Weighted
                                Amortized Average  Amortized  Average   Amortized  Average   Amortized  Average  Amortized  Average
                                 Cost     Yield      Cost      Yield    Cost       Yield      Cost       Yield    Cost      Yield
                                ----------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Debt securities:
   Investment securities (1) ...   --        --     $1,000     6.00%    $   --       --%    $  1,452      7.25%  $ 2,452     6.74%
   Fixed-rate:
      Ginnie Mae ...............   --        --         18     8.00        163      8.00          --        --       181     8.00
      Freddie Mac ..............   --        --         --       --         73      8.57          --        --        73     8.57
      CMOs .....................             --         --       --      3,598      6.50      10,625      6.18    14,223     6.26
                                 ----               ------              ------              --------             -------
Total debt securities .......... $ --        --     $1,018     6.04%    $3,834      6.60%   $ 12,077      6.31%  $16,929     6.36%
                                 ====               ======              ======              ========             =======

--------------
(1)  Consists of government agency obligations, and corporate bonds and notes.

Deposit Activities and Other Sources of Funds

     General. Deposits, loan repayments and prepayments, proceeds from the sale of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of business and consumer checking, money market, savings, NOW and certificate accounts. For the year ended March 31, 2001, the average balance of core deposits represented 50.0% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, competition and opportunities resulting from bank mergers and acquisitions. The Bank's deposits are obtained predominantly from the areas surrounding its branch offices. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including print media and television advertising and generally does not solicit deposits from outside its market area. While the Bank does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Bank may solicit, from time-to-time, such deposits depending upon market conditions and funding needs. The Bank offers negotiated rates on some of its certificate accounts. At March 31, 2001, $125.6 million, or 50.0%, of total average deposits were certificate accounts with a weighted average remaining maturity of 8.14 months.

     For the year ended March 31, 2001, certificate accounts in excess of $100,000 increased $6.6 million, or 27.2%, from $24.3 million to $30.9 million. The increase in certificate accounts over $100,000 was due in part to our competitively priced products coupled with numerous special rate CD promotions offered, this increase resulted in an increase in the average cost of certificates of deposit from 5.18% for fiscal 2000 to 5.71% for fiscal 2001. Increases in certificate accounts under $100,000, which tend to be more sensitive to movements in market interest rates than core deposits, may result in the Bank's deposit base being less stable than if it had a larger amount of core deposits which, in turn, may result in further increases in the Bank's cost of deposits and may adversely affect net interest income in future periods.

     The following table presents the average deposit activity of the Bank for the periods indicated:


                                                   For the Year Ended March 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  ------------------------------
                                                         (In thousands)
Net deposits ................................     $14,633     $19,505     $  175
Interest credited on deposit accounts .......      11,286       8,884      8,824
                                                  -------     -------     ------
Total increase in deposit accounts ..........     $25,919     $28,389     $8,999
                                                  =======     =======     ======

     At March 31, 2001, the Bank had $30.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                              Weighted
                                                              Average
Maturity Period                             Amount             Rate
------------------------------------      ------------------------------
                                              (Dollars in thousands)
3 months or less ..................        $13,143             5.64%
Over 3 through 6 months............          7,061             6.15
Over 6 through 12 months...........          6,733             5.92
Over 12 months.....................          4,001             6.27
                                           -------
      Total........................        $30,938             5.90%
                                           =======

     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                               For the Year Ended March 31,
                             ----------------------------------------------------------------------------------------------

                                         2001                           2000                              1999
                             -----------------------------------------------------------------------------------------------
                                         Percent                          Percent                       Percent
                                         of Total   Weighted              of Total   Weighted           of Total    Weighted
                              Average    Average    Average    Average    Average    Average  Average   Average     Average
                              Balance    Deposits   Rate       Blance     Deposits   Rate     Balance   Deposits    Rate
                             -----------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Demand deposits ............   $  8,332     3.20%      --%    $  4,212     1.88%      --%    $    658     0.32%      --%
Money market accounts ......     69,371    26.68      4.37      58,644    26.16      3.88      46,489    22.51      4.08
Regular savings accounts ...     26,702    10.27      2.00      25,484    11.37      2.01      27,250    13.20      2.24
NOW accounts ...............     24,454     9.41      0.92      22,993    10.26      1.11      21,872    10.59      1.51
                               --------   ------              --------   ------              --------   ------
      Total ................    128,859    49.56      3.15     111,333    49.67      2.84      96,269    46.62      2.97
                               --------   ------              --------   ------              --------   ------
Certificate accounts (1)(2):

   Less than 6 months ......     64,967    24.99      5.55      46,614    20.80      5.01       5,363     2.60      4.91
   Over 6 through 12 months      38,776    14.92      5.88      44,260    19.75      5.15      71,216    34.48      5.32
   Over 12 through
      36 months ............     21,601     8.31      5.63      18,655     8.32      5.51      26,045    12.61      5.70
   Over 36 months ..........      5,767     2.22      6.80       3,269     1.46      5.98       7,622     3.69      6.57
                               --------   ------              --------   ------              --------   ------
   Total certificate
     accounts ..............    131,111    50.44      5.71     112,798    50.33      5.18     110,246    53.38      5.43
                               --------   ------              --------   ------              --------   ------
   Total average deposits ..   $259,970   100.00%     4.49%   $224,131   100.00%     4.04%   $206,515   100.00%     4.29%
                               ========   ======              ========   ======              ========   ======

----------

(1)  Based on remaining maturity of certificates.

(2)  Includes retirement accounts such as IRA and Keogh accounts.

     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2001.


                        Period to maturity from March 31, 2001
                        --------------------------------------
                           Less      One     Two     Three     Four
                           than       to     to        to        to
                           One       Two    Three      Four     Five
                           Year     Years   Years     Years    Years             At March 31,
                                                                          2001      2000       1999
                        -----------------------------------------------------------------------------
Certificate accounts:
   0 to 4.00%           $    186   $   --   $   --   $   --   $   --   $    186   $    577   $    330
   4.01% to 5.00%         21,538      236       --       --       --     21,774     34,969     32,226
   5.01% to 6.00%         39,930    5,031    1,238      333      100     46,632     69,692     66,827
   6.01% to 7.00%         47,642    4,100    1,028    2,375    1,482     56,627     14,016      7,541
   7.01% to 8.00%             83      206       --       --       --        289      1,404      2,686
                        --------   ------   ------   ------   ------   --------   --------   --------
      Total             $109,379   $9,573   $2,266   $2,708   $1,582   $125,508   $120,658   $109,610
                        ========   ======   ======   ======   ======   ========   ========   ========


     Borrowings. As part of its operating strategy, the Bank utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. The Bank has increased its emphasis on the utilization of FHLB borrowings to fund its asset growth. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits and revising its deposit rates to attract retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At March 31, 2001, the Bank had $158.1 million in outstanding advances from the FHLB and $2.0 million in other borrowings, as compared to $147.5 million and $8.1 million at March 31, 2000, respectively.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:



                                                                       At or For the Year Ended March 31,
                                                                 ------------------------------------------------
                                                                     2001              2000             1999
                                                                 ------------------------------------------------
                                                                             (Dollars in thousands)
FHLB advances:
   Average balance outstanding during the period............         $155,380          $131,015          $39,404
   Maximum amount outstanding at any month-end
      during the period.....................................          163,749           156,027           77,119
   Balance outstanding at end of period.....................          158,139           147,527           77,119
   Weighted average interest rate during the period.........             6.25%             5.40%            4.84%
   Weighted average interest rate at end of period..........             5.94%             5.68%            4.82%
Other borrowed funds:
   Average balance outstanding..............................          $ 3,026           $ 7,035               --
   Maximum amount outstanding at any month-end
      during the period.....................................            8,130            15,130               --
   Balance outstanding at end of period.....................            2,000             8,137               --


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

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for financial holding companies, and certain activities authorized by OTS regulation.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2001, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at March 31, 2001.



                                                                                Capital
                                                                                -------
                                Actual    Required         Excess         Actual     Required
                               Capital     Capital         Amount         Percent     Percent
                               -------     -------         ------         -------     -------
                                                   (Dollars in thousands)
Tangible................        $41,823     $ 7,287        $34,536           8.61%     1.50%
Core (Leverage).........        $41,823     $19,432        $22,391           8.61%     4.00%
Risk-based..............        $46,634     $28,460        $18,174          13.11%     8.00%

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

     The Bank's assessment rate for fiscal 2001 ranged from 1.96 to 2.08 basis points and the premium paid for this period was $53,000, which represents payment toward the FICO bonds. The FDIC has the authority to increase insurance assessments. A significant increase in SAIF Insurance premiums would likely have an adverse effect on the operating expenses and results of the operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2001, the Bank's limit on loans to one borrower was $7.0 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $6.7 million.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2001, the Bank maintained 76.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the OTS regulation effective on April 1, 1999, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 2001 totaled $97,000.

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

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2001 of $8.5 million.

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

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS or the Massachusetts Department of Revenue for nine years, since 1992, which covered the tax years 1992 and previous. For its 2001 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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


                                                                        Net Book Value of
                                                                           Property or
                                    Leased    Original       Date of        Leasehold
                                      or     Year Leased      Lease       Improvements at
Location                            Owned    or Acquired    Expiration    March 31, 2001
----------------------------       --------   ------------  ----------   -----------------
                                                                           (In thousands)
Executive/Branch Office:
   1299 Beacon Street
   Brookline, MA 02446 ..........   Owned       1950                --          $642

Administrative Office:
   1309 Beacon Street
   Brookline, MA 02446 ..........   Leased      1987    February 2002(1)         102

   1319 Beacon Street
   Brookline, MA 02446 ..........   Leased      1999    November 2004(1)         127

Branch Offices:
   184 Massachusetts Avenue
   Boston, MA 02115 .............   Leased      1973    December 2003             59

   Dedham Mall
   Dedham, MA 02026 .............   Leased      1982    July 2005                102

   61 Lenox Street
   Norwood, MA 02062 ............   Owned       1975                --           238

   705 High Street
   Westwood, MA 02090 ...........   Owned       1977                --           168

   931 Main Street
   Walpole, MA 02081 ............   Leased      2000    January 2010(2)          131
                                                                              ------
Total......................................................................   $1,569
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


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters.

     The Common Stock of the Company is traded on the American Stock Exchange under the symbol "BYS." The stock began trading on March 30, 1998. As of May 4, 2001, there were 390 registered recordholders of the Common Stock of the Company, which includes shares held in street name. The following table sets forth for the quarters indicated the range of high and low sale prices and dividend information for the Common Stock of the Company as reported on the American Stock Exchange. The Companies payments of dividends are subject to the laws of Delaware which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over it's statutory capital, or if there is no such excess, to its net profits for the current and preceding fiscal year.

                                              Year Ended March 31, 2001
                            ---------------------------------------------------------------
                             4th Quarter     3rd Quarter      2nd Quarter      1st Quarter
                            ---------------------------------------------------------------
High..................           $29.40         $28.44           $25.88          $23.25
Low...................           $28.00         $24.44           $21.44          $16.00
Dividend Paid ........            $0.12          $0.12            $0.10           $0.10



                                              Year Ended March 31, 2000
                            ---------------------------------------------------------------
                             4th Quarter     3rd Quarter      2nd Quarter      1st Quarter
                            ---------------------------------------------------------------
High..................           $19.625        $20.00          $21.00           $22.25
Low...................           $15.875        $19.00          $19.125          $20.3125
Dividend Paid ........            $0.08          $0.08           $0.06            $0.06


Item 6. Selected Financial Data

                                                                                At or for the years ended March 31,
                                                         ---------------------------------------------------------------------------
                                                             2001           2000           1999             1998            1997
                                                         ---------------------------------------------------------------------------
                                                                              (In thousands, except per share data)
Selected Balance Sheet Data:

Total assets .....................................        $491,857        $460,137        $359,404        $ 295,291         $233,074
Investments (1) ..................................          34,806          32,939          31,675           56,795           16,456
Loans, net .......................................         417,704         393,093         304,372          224,928          207,063
Mortgage loans held for sale .....................              --              --             321              822               --
Deposits .........................................         273,263         247,344         218,955          209,956          198,124
FHLB advances ....................................         158,139         147,527          77,119           20,000           14,500
Stockholders' equity .............................          53,760          52,630          60,298           63,574           19,474
Allowance for loan losses ........................           4,258           3,915           3,027            2,513            1,687
Non-performing loans .............................             368           1,224           1,964            2,279            1,546
Non-performing assets ............................             368           1,286           1,964            2,279            1,619
Book value per share .............................        $  32.77        $  29.06        $  26.88        $   27.02              N/A

Selected Operating Data:

  Interest income ................................        $ 37,220        $ 30,973        $ 23,426        $  19,249         $ 17,476
  Interest expense ...............................          21,185          16,355          10,758           10,200            9,218
                                                          --------        --------        --------        ---------         --------
  Net interest income ............................          16,035          14,618          12,668            9,049            8,258
Provision for loan losses ........................             460             875             617              856              117
                                                          --------        --------        --------        ---------         --------
  Net interest income after
    provision for loan losses .....................         15,575          13,743          12,051            8,193            8,141
  Total noninterest income .......................             833           1,106             431              313              407
  Total noninterest expense ......................          10,467          10,612           8,706           11,008            7,409
                                                          --------        --------        --------        ---------         --------
    Income before income taxes ...................           5,941           4,237           3,776           (2,502)           1,139
  Income taxes (benefit) .........................           2,329           1,482           1,542             (751)              10
                                                          --------        --------        --------        ---------         --------
    Net Income (loss) ............................        $  3,612        $  2,755        $  2,234        $  (1,751)        $  1,129
                                                          ========        ========        ========        =========         ========
Per Share Data:
  Basic earnings .................................        $   2.08          $   1.34          $   0.97          N/A             N/A
Diluted earnings .................................        $   2.02          $   1.34          $   0.95          N/A             N/A
  Dividends paid .................................        $   0.44          $   0.28          $   0.05          N/A             N/A


(1)  Investments   include   available-for-sale   securities,   held-to-maturity
     securities and short-term investments.

                                                  At or for the years ended March 31,
                                         ---------------------------------------------------
                                            2001       2000      1999      1998       1997
                                         ---------------------------------------------------
Performance Ratios:
Return (loss) on average assets ......       0.75%     0.65%     0.71%    (0.71)%     0.50%
Return (loss) on average equity ......       6.74      4.82      3.58     (8.64)      6.00
Average equity as a percent
  of average assets ..................      11.12     13.38     19.88      8.27       8.30
Interest rate spread .................       3.07      3.13      3.36      3.54       3.48
Net interest margin ..................       3.55      3.63      4.19      3.82       3.76
Average interest-earning assets to
  average interest bearing
  liabilities ........................     110.20    112.36    123.34    106.52     106.56
Operating expense as a percent of
  average total assets ...............       2.18      2.49      2.77      4.49       3.27
Dividend payout ratio-diluted ........      21.78     20.90      5.26       N/A        N/A

Capital Ratios:
Leverage capital ratio ...............       8.61      9.15     11.66     13.31       8.20
Risk-based capital ratio .............      13.11     15.84     19.99     26.25      16.02

Asset Quality Ratios:
Nonperforming loans as a percent
  of loans ...........................       0.09      0.31      0.65      1.00       0.74
Nonperforming assets as a percent
  of total assets ....................       0.07      0.28      0.55      0.77       0.69
Allowance for loan losses as a percent
  of loans before allowance for
  loan losses ........................       1.01      0.99      0.98      1.10       0.81
Allowance for loan losses as a percent
  of nonperforming loans .............   1,157.07    319.85    154.12    110.27     109.12



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

     This Form 10-K contains forward looking statements that are based on assumptions and describe future plans, strategies, and expectations of the Company. These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, changes in real estate market values in the Company's market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by applicable law and regulation, the Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at March 31, 2001 and March 31, 2000

     Total assets at March 31, 2001 were $491.9 million, compared to $460.1 million at March 31, 2000, an increase of $31.8 million, or 6.9%. Asset growth was primarily due to the increased loan and investment securities portfolios; funded by a $25.9 million increase in deposits and an increase of $4.5 million in FHLB borrowings and other borrowed funds.

     Investments, which include available-for-sale securities, held-to-maturity securities and short-term investments, at March 31, 2001 totalled $34.8 million, an increase of $1.9 million, or 5.7%, compared to $32.9 million at March 31, 2000. The increase was the result of the purchase of trust preferred securities, offset by a reduction in short-term investments and mortgage backed securities.

     Loans receivable, net of allowance for loan losses and unearned income, increased $24.6 million or 6.3%, to $417.7 million at March 31, 2001, compared to $393.1 million at March 31, 2000. The increase in loans was due to a $4.0 million, or 2.0%, increase in one- to four-family loans, a $8.4 million, or 10.7%, increase in multi-family loans, a $2.7 million, or 2.8%, increase in commercial real estate loans, a $7.3 million, or 73.0%, increase in construction and development loans and a $2.2 million, or 15.7%, increase in consumer loans.

     Non-performing assets at March 31, 2001 were $368,000, compared to $1.3 million at March 31, 2000, a decrease of 71.4%. This decrease was the result of certain non-accrual loans being paid off or brought current. The allowance for loan losses increased $343,000 to $4.3 million at March 31, 2001, compared to $3.9 million at March 31, 2000, an increase of 8.8%. At March 31, 2001 the allowance represented 1,157.1% of non-performing loans and 1.01% of total loans, compared to 319.9% of non-performing loans and 0.99% of total loans at March 31, 2000. Total REO at March 31, 2000 was $62,000 compared to no REO at March 31, 2001.

     Deposits increased 10.5%, to $273.3 million at March 31, 2001 from $247.3 million at March 31, 2000. The deposit growth occurred primarily in MMDA accounts, NOW accounts, Non-interest bearing deposits and Certificate of Deposit accounts which increased $6.7 million, or 9.5%, $7.8 million, or 34.6%, $5.4 million, or 86.0% and $4.9 million, or 4.0%, respectively. Borrowed funds which consist of Federal Home Loan Bank borrowings, securities sold under agreements to repurchase, and to a lesser extent Federal Funds Purchased, totalled $160.1 million at March 31, 2001, a 2.9% increase over the $155.7 million in borrowings at March 31, 2000, which consisted solely of Federal Home Loan Bank borrowings. The increased borrowings were used to fund asset growth.

     Total equity was $53.8 million, or 10.9% of total assets at March 31, 2001, an increase of $1.2 million, or 2.3%, from the $52.6 million, or 11.4% of total assets at March 31, 2000. The change in equity was primarily due to the repurchase of 190,737 shares of common stock at a cost of $5.0 million, offset by an increase in the market value of investment securities classified as available-for-sale, and net income of $3.6 million for the period. The Company's book value per share at March 31, 2001 was $32.77, compared to $29.06 at March 31, 2000.

Comparison of Operating Results for the Years Ended March 31, 2001 and 2000

General

     Net income for the fiscal year ended March 31, 2001 totalled $3.6 million, or $2.08 basic and $2.02 fully diluted earnings per share, compared to $2.8 million, or $1.34 basic and fully diluted earnings per share for the fiscal year ended March 31, 2000. This represents an increase of 28.6% in net income and a 55.2% and 50.8% increase in basic and fully diluted earnings per share, over the last fiscal year. The net income for the fiscal year ended March 31, 2001 represents a return on average assets of 0.75% and a return on average equity of 6.74%, compared to 0.65% and 4.82% for the last fiscal year, respectively.

Interest and Dividend Income

     Interest income for the fiscal year ended March 31, 2001 was $37.2 million, compared to $31.0 million for the year ended March 31, 2000, an increase of $6.2 million, or 20.0%. The increase in interest income was a result of an increase in the average balance of interest earning assets. The average balance of interest-earning assets increased from $402.2 million for fiscal year 2000 to $451.9 million for fiscal year 2001, an increase of $49.7 million, or 12.3%. The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans, net, of $52.1 million, or 14.6%, offset by a slight decrease in the average balance of investment securities, mortgage-backed securities and Federal funds sold totalling $3.0 million, or 6.6%. The yield on average interest-earning assets increased 54 basis points to 8.24%.

Interest Expense

     Interest expense for the fiscal year ended March 31, 2001 was $21.2 million, compared to $16.4 million for the year ended March 31, 2000, an increase of $4.8 million, or 29.3%. The increase in interest expense was primarily due to an increase in the average balance and cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $358.0 million for fiscal year 2000 to $410.0 million, an increase of $52.0 million, or 14.5%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposit accounts totalling $31.7 million, or 14.4%, and an increase in the average balance of borrowed funds totalling $20.4 million, or 14.7%. The cost of average interest-bearing liabilities increased 60 basis points to 5.17%, for the fiscal year ended March 31, 2001.

Net Interest and Dividend Income

     Net interest income before the provision for loan losses increased $1.4 million, or 9.7%, for the fiscal year ended March 31, 2001, primarily attributable to a growth in the loan portfolio. For the fiscal year ended March 31, 2001 the net interest margin was 3.55%, compared to 3.63% for the fiscal year ended March 31, 2000.

Provision for Loan Losses

     The provision for loan losses was $460,000 for the fiscal year ended March 31, 2001, compared to $875,000 for the fiscal year ended March 31, 2000. The level of the reserve position for the fiscal year ended March 31, 2001 was a direct result of the slower growth in the loan portfolio and the increased level of multi-family and commercial real estate loans, which generally bear a higher risk than single family residential lending. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio.

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

Other Income

     For the fiscal year end March 31, 2001, noninterest income, net of gains and losses on investment activities, totaled $1.1 million, compared to $819,000 for the same period last year, an increase of $302,000, or 36.9%. These changes were primarily a result of tax-advantaged income received on bank owned life insurance policies, fees on loans and deposit accounts and income received from alternative investment services offered by the bank. During the period the Company also recognized losses of $64,000 from the sale of investment securities.  These  losses  were  the  result  of the  sale  of  various  equity
securities.   The  Company  then   reinvested  the  funds  in   interest-earning
investments. In addition, the Company recognized gains and losses on trading securities, which represents the change in the market value of the assets supporting certain employee benefit plans.

Other Expense

     Total noninterest expense was $10.5 million for the fiscal year ended March 31, 2001, compared to $10.6 million for the fiscal year ended March 31, 2000, a decrease of $145,000, or 1.4%. Total salaries and benefits decreased $266,000, or 3.9%, primarily due to a net reduction in the costs associated with the Company's stock based compensation and employee benefit plans, offset by a general increase in salaries and benefits due to the increased number of employees and the opening of an additional branch location. Occupancy and equipment expense totaled $1.5 million compared to $1.2 million for the same period last year, an increase of $310,000, or 25.9%. This increase was the result of the increased level of depreciation on improvements associated with the added space for the retail and administrative areas of the Bank. Advertising expense totaled $479,000, compared to $538,000 for the same period last year, a decrease of $59,000, or 11.0%, primarily as a result of the promotion and introduction of new deposit products and retail services during last fiscal year. Data processing costs increased $80,000, or 29.2%, due to the increased level of deposits and new products and services being offered. Other expenses, including professional fees, decreased $210,000, or 11.9%, primarily a result of a reduction in professional service and other production expenses associated with the development of new products and services introduced during last fiscal year.

Income Taxes

     For the fiscal year ended March 31, 2001, income taxes of $2.3 million were provided on net income before tax of $5.9 million, for an effective rate of 39.2%, compared to $1.5 million on income before taxes of $4.2 million for an effective rate of 35.0%, for the fiscal year ended March 31, 2000.

     The change in effective tax rates from year to year is a result of the Bank developing a valuation allowance on the deferred tax asset for the contribution deduction carryover and capital loss carryover.

Comparison of Operating Results for the Years Ended March 31, 2000 and 1999

General

     Net income for the fiscal year ended March 31, 2000, totalled $2.8 million, or $1.34 per common share, compared to $2.2 million, or $0.97 per common share for the fiscal year ended March 31, 1999. This represents an increase of 23.3% in net income and a 38.1% increase in earnings per common share, over the last fiscal year. The net income for the fiscal year ended March 31, 2000 represents a return on average assets of 0.65% and a return on average equity of 4.82%, compared to 0.71% and 3.58%, respectively.

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

Net Interest Income

     Net interest income before the provision for loan losses increased $2.0 million, or 15.4%, for the fiscal year ended March 31, 2000, primarily attributable to a growth in the loan portfolio. For the fiscal year ended March 31, 2000 the net interest margin was 3.63%, compared to 4.19% for the fiscal year ended March 31, 1999.

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

Non Interest Income

     For the fiscal year ended March 31, 2000 non-interest income totaled $1.1 million, compared to $431,000 for the fiscal year ended March 31, 1999, an increase of $675,000, or 156.6%. These increases were primarily a result of tax-advantaged income received on bank owned life insurance policies, fees on loans and deposit accounts and income received from alternative investment services offered by the bank. In addition the Company recognized unrealized gains on trading securities, which represents an increase in the market value of the assets supporting certain employee benefit plans, which also results in a corresponding expense in salaries and benefits.

Non-interest Expense

     Total non-interest expense was $10.6 million for the fiscal year ended March 31, 2000, compared to $8.7 million for the fiscal year ended March 31, 1999, an increase of $1.9 million, or 21.9%. Total salaries and benefits increased $1.3 million, or 23.5%, the result of an increase in compensation expense associated with the Company's stock-based benefit plans, and a general increase in salaries and employee benefit plans due to the increase in the number of employees, compared to the year ended March 31, 1999. Occupancy and equipment expenses totalled $1.2 million compared to $1.0 million for the fiscal year ended March 31, 1999, an increase of $180,000, or 17.7%. This increase was a result of the increased depreciation on building and leasehold improvements, and lease payments and expenses associated with the purchases of furniture, fixtures and equipment for the additional office space leased and the opening of the new branch location. Advertising expenses totalled $538,000 for the fiscal year ended March 31, 2000, compared to $240,000 for the fiscal year ended March 31, 1999, an increase of $298,000, or 124.2%, primarily a result of the development and roll out of new deposit products and retail services and the opening of the Walpole branch. Data processing expense totaled $274,000 for the fiscal year ended March 31, 2000, compared to $249,000 for the fiscal year ended March 31, 1999, an increase of 10.0%. Other expenses, including professional fees, increased $100,000, or 6.0%.

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

Average Balances, Interest and Average Yields/Costs.

     The following table sets forth certain information relating to the Company for the years ended March 31, 2001, 2000, and 1999. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown except where noted otherwise and reflect annualized yields and costs. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees, which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.


                                                                       For the Years Ended March 31,
                                      ----------------------------------------------------------------------------------------------
                                                   2001                          2000                                1999
                                      ----------------------------------------------------------------------------------------------
                                                           Average                        Average                            Average
                                      Average              Yield/    Average               Yield/       Average              Yield/
                                      Balance    Interest   Cost     Balance    Interest    Cost        Balance   Interest    Cost
                                      --------   --------  -------  --------   ---------  --------      --------  --------   ------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
      Federal funds sold/FHLB
         overnight account ........   $  1,951    $   113   5.79%   $  2,032    $     97        4.77%   $ 15,478    $   839    5.42%
   Investment securities (1) ......     22,009      1,587   7.21      23,727       1,406        5.91      21,898      1,250    5.71
   Interest earning deposits ......        577         37   6.41          --          --          --          --         --      --
   Mortgage-backed and
      mortgage-related
        securities ................     18,731      1,175   6.27      19,971       1,256        6.29       4,045        253    6.26
   Loans, net and mortgage
       loans held-for-sale (2) ....    408,590     34,308   8.40     356,468      28,214        7.91     261,080     21,084    8.08
                                      --------    -------           --------    --------                --------    -------
          Total interest-earning
            assets ................    451,858     37,220   8.24     402,198      30,973        7.70     302,501     23,426    7.74
   Non-interest-earning assets ....     30,197    -------             24,746    --------                  11,584    -------
                                      --------                                                          --------
       Total assets ...............   $482,055                      $426,944                            $314,085
                                      ========                      ========                            ========

Liabilities and Equity:
   Interest-bearing liabilities:
      NOW accounts ................   $ 24,454    $   226   0.92%   $ 22,993    $    256        1.11%   $ 21,872    $   331    1.51%
      Regular savings accounts ....     26,702        535   2.00      25,484         512        2.01      27,250        610    2.24
      Money market accounts .......     69,371      3,034   4.37      58,644       2,278        3.88      46,489      1,895    4.08
      Certificate accounts.........    131,111      7,491   5.71     112,798       5,838        5.18     110,246      5,988    5.43
                                      --------    -------           --------    --------                --------    -------

       Total interest-bearing
         deposits .................    251,638     11,286   4.49     219,919       8,884        4.04     205,857      8,824    4.29
      Other borrowings ............      3,026        185   6.11       7,035         396        5.63          --         --      --
      FHLB advances ...............    155,380      9,714   6.25     131,015       7,075        5.40      39,404      1,934    4.84
                                      --------    -------           --------    --------                --------    -------
         Total interest-bearing
            liabilities ...........    410,044     21,185   5.17     357,969      16,355        4.57     245,261     10,758    4.38
   Demand deposits (3) ............      8,332    -------              4,212    --------                     658    -------
   Other liabilities ..............     10,085                         7,634                               5,719
                                      --------                      --------                            --------
        Total liabilities ........     428,461                       369,815                             251,638
        Equity ....................     53,594                        57,129                              62,447
                                      --------                      --------                            --------
          Total liabilities and
            equity ................   $482,055                      $426,944                            $314,085
                                      ========                      ========                            ========
   Net interest income/Net
      interest rate spread (4)  ...               $16,035   3.07%               $ 14,618        3.13%               $12,668    3.36%
                                                  =======   ====                ========        ====                =======    ====
   Net interest margin (5) ........                         3.55%                               3.63%                          4.19%
                                                            ====                                ====                           ====
   Ratio of interest-earning
      assets to interest-bearing
      liabilities .................     110.20%                       112.36%                             123.34%
                                      ========                      ========                              ======


----------
(1) Includes investment securities available-for-sale and held-to-maturity, Co-operative Central Bank Liquidity Fund, and stock in FHLB-Boston.

(2) Amount is net of unearned income, undisbursed proceeds of construction and development loans in process, allowance for loan losses and includes non-accruing loans. The Bank records interest income on non-accruing loans on a cash basis.

(3) Demand deposits primarily represent noninterest-bearing custodial accounts and Treasurers checks issued not yet funded.

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


                                                               Year Ended March 31, 2001              Year Ended March 31, 2000
                                                                       Compared to                          Compared to
                                                              Year Ended March 31, 2000               Year Ended March 31, 1999
                                                         ---------------------------------      ------------------------------------
                                                                 Increase (Decrease)                      Increase (Decrease)
                                                                      Due to                                    Due to
                                                         ---------------------------------      ------------------------------------
                                                         Volume        Rate         Net          Volume       Rate            Net
                                                         ---------------------------------------------------------------------------
                                                                                      (In thousands)
Interest-earning assets:
   Federal funds sold/FHLB overnight
     account .......................................     $    (4)     $    20      $    16      $  (680)     $ (63)         $  (743)
   Investment securities ...........................         (91)         272          181          107         49              156
   Interest-earning deposits .......................          37           --           37           --         --               --
   Mortgage-backed securities ......................         (78)          (3)         (81)       1,002          2            1,004
   Loans, net, and mortgage loans
     held-for-sale .................................       4,303        1,791        6,094        7,540       (410)           7,130
                                                         -------      -------      -------      -------      -----          -------
         Total interest-earning assets .............       4,167        2,080        6,247        7,969       (422)           7,547
                                                         -------      -------      -------      -------      -----          -------

Interest-bearing liabilities:
   NOW accounts ....................................          18          (48)         (30)          18        (93)             (75)
   Regular savings accounts ........................          24           (1)          23          (38)       (60)             (98)
   Money market accounts ...........................         448          308          756          467        (84)             383
   Certificate accounts ............................       1,008          645        1,653          145       (295)            (150)
                                                         -------      -------      -------      -------      -----          -------
         Total deposits ............................       1,498          904        2,402          592       (532)              60
    Other Borrowings ...............................        (249)          38         (211)          --        396              396
   FHLB advances ...................................       1,428        1,211        2,639        4,928        213            5,141
                                                         -------      -------      -------      -------      -----          -------
         Total interest-bearing liabilities ........       2,677        2,153        4,830        5,520         77            5,597
                                                         -------      -------      -------      -------      -----          -------
Net change in net interest income ..................     $ 1,490      $   (73)     $ 1,417      $ 2,449      $(499)         $ 1,950
                                                         =======      =======      =======      =======      =====          =======


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

     In recent years, the Bank has primarily utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and purchase of adjustable-rate loans; (ii) investing primarily in short-term U.S. Government securities, mortgage-backed and mortgage-related securities with shorter estimated maturities; (iii) utilizing FHLB advances to better structure the maturities of its interest rate sensitive liabilities; and (iv) to a substantially lesser extent, selling in the secondary market longer-term fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans.

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2001, the Bank's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a negative 16.2%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2001, on the basis of contractual maturities, and scheduled rate adjustments within a one year period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Money Market accounts, Regular Savings accounts and NOW accounts are assumed to have annual decay rates of 80%, 15% and 5%, respectively. Deposit decay rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed decay rates will approximate future withdrawal activity.

                                                                  More         More       More
                                                                  than         than       than
                                                                 1 Year       3 Years    5 Years      Greater      Total      Fair
                                                     1 Year         to           to         to         than       Amount      Value
                                                    or Less      3 Years     5 Years     15 Years    15 Years       (1)      (2)(3)
                                                   ---------------------------------------------------------------------------------
Interest-earning assets:
  Short-term investments .......................   $     114     $     --     $    --    $     --    $     --    $    114   $    114
   Securities ..................................      11,463          496         957       6,091          --      19,007     20,042
   Mortgage-backed Securities ..................          --           --          --       3,780      10,697      14,477     14,659
   Stock in FHLB-Boston ........................       8,455           --          --          --          --       8,455      8,455
   Investment in B.O.L.I .......................       8,269           --          --          --          --       8,269      8,269
   Loans .......................................     140,374       97,049      79,693      97,312       7,166     421,594    418,122
                                                   ---------     --------     -------    --------    --------    --------   --------
     Total interest-earning
      assets ...................................   $ 168,675     $ 97,545     $80,650    $107,183    $ 17,863    $471,916   $469,661
                                                   =========     ========     =======    ========    ========    ========   ========

Interest-bearing liabilities:
   Money market accounts .......................   $  62,285     $ 11,678     $ 3,894    $    --     $     --    $ 77,857   $ 77,857
   Regular savings accounts ....................       4,205        8,409       8,409       7,008          --      28,031     28,031
   NOW accounts ................................       1,507        3,015       3,015       7,536      15,073      30,146     30,146
   Certificate accounts ........................     109,379       11,839       2,708       1,582          --     125,508    126,789
   Other borrowed funds ........................       2,000           --          --          --          --       2,000      2,000
   FHLB advances ...............................      68,931       17,638       1,570      70,000          --     158,139    156,439
                                                   ---------     --------     -------    --------    --------    --------   --------
   Total interest-bearing
         liabilities ...........................   $ 248,307     $ 52,579     $19,596    $ 86,126    $ 15,073    $421,681   $421,262
                                                   =========     ========     =======    ========    ========    ========   ========
Interest-earning assets less
   interest-bearing liabilities ................   $ (79,632)    $ 44,966     $61,054    $ 21,057    $  2,790    $ 50,235
                                                   =========     ========     =======    ========    ========    ========
Cumulative interest-rate
   sensitivity gap .............................   $ (79,632)    $(34,666)    $26,388    $ 47,445    $ 50,235
                                                   =========     ========     =======    ========    ========
Cumulative interest-rate gap as
   a percentage of total assets ................      (16.19)%      (7.05)%      5.37%       9.65%      10.21%
Cumulative interest-rate gap as
   a percentage of total
interest-earning assets.........................      (16.87)%      (7.35)%      5.59%      10.05%      10.64%
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities .................................       67.93%       88.48%     108.23%     111.67%     111.91%


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

     Net Portfolio Value. As part of its interest rate risk analysis, the Bank uses an interest rate sensitivity model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of December 31, 2000 (the latest NPV analysis prepared by the OTS), as calculated by the OTS.


    Change in                                                                  NPV as % of Portfolio
 Interest Rates                                                                    Value of Assets
 In Basis Points        ---------------------------------------------     --------------------------------
  (Rate Shock)                      Net Portfolio Value
                           Amount         $ Change         % Change          NPV Ratio         Change (1)
------------------      -----------     -----------      ------------      -------------      ------------
                                                     (Dollars in thousands)
       300                 $21,809        (13,664)             (39)%             4.79%            (268)
       200                  27,129         (8,344)             (24)              5.86             (161)
       100                  31,723         (3,750)             (11)              6.76              (71)
     Static                 35,473             --              --                7.47               --
      (100)                 35,017           (455)              (1)              7.35              (12)
      (200)                 39,090          3,617               10               8.10               63
      (300)                 41,263          5,790               16               8.48              101

     -------------------

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

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. On March 15, 2001 the OTS eliminated the regulation that requires savings associations to maintain an average daily balance of liquid assets of at least 4% of its liquidity base, based on a percentage of deposits and short-term borrowings. Even though the percentage requirement has been eliminated, the interim rule still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

     The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and cash equivalents and investment securities totalled $44.8 million, or 9.1% of total assets.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2001, the Bank had $158.1 million in advances outstanding from the FHLB and an additional overall borrowing capacity from the FHLB of $68.6 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

     At March 31, 2001, the Bank had commitments to fund loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $33.9 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2001, totalled $109.4 million. The Bank relies on competitive rates, quality customer service and long-standing relationships with customers to retain deposits. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

     At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $41.8 million, or 8.6%, of total adjusted assets, which is above the required level of $7.3 million, or 1.5%; core capital of $41.8 million, or 8.6%, of total adjusted assets, which is above the required level of $19.4 million, or 4.0%; and risk-based capital of $46.6 million, or 13.1%, of risk-weighted assets, which is above the required level of $28.5 million, or 8.0%.

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

     FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statements No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     For a discussion of the Company's Market Risk see "Management of Interest Rate Risk and Market Risk Analysis" under Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

The Board of Directors and Stockholders
Bay State Bancorp, Inc.
Brookline, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with generally accepted accounting principles.


                                        SHATSWELL, MacLEOD & COMPANY, P.C.


April 20, 2001

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2001 AND 2000
                      (In Thousands, Except Per Share Data)


                                                                                2001         2000
                                                                             ---------    ---------
ASSETS
Cash and due from banks                                                      $   9,188    $   5,392
Interest bearing deposits                                                          797         --
Short-term investments                                                             114          600
                                                                             ---------    ---------
     Cash and cash equivalents                                                  10,099        5,992
Investments in available-for-sale securities (at fair value)                    34,356       31,812
Investments in held-to-maturity securities (fair values of $345 as of
  March 31, 2001 and $535 as of March 31, 2000)                                    336          527
Stock in Federal Home Loan Bank of Boston, at cost                               8,455        8,051
Loans, net of the allowance for loan losses of $4,258 as of March 31, 2001
  and $3,915 as of March 31, 2000                                              417,704      393,093
Premises and equipment, net of depreciation and amortization                     3,222        3,078
Other real estate owned                                                           --             62
Investment in bank owned life insurance                                          8,269        7,888
Accrued interest receivable                                                      3,268        2,470
Deferred tax asset, net                                                          2,816        3,811
Other assets                                                                     3,332        3,353
                                                                             ---------    ---------
     Total assets                                                            $ 491,857    $ 460,137
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                        $  11,721    $   6,300
  Interest-bearing                                                             261,542      241,044
                                                                             ---------    ---------
     Total deposits                                                            273,263      247,344
Advances from Federal Home Loan Bank of Boston                                 158,139      147,527
Securities sold under agreements to repurchase                                    --          5,630
Other borrowed funds                                                             2,000        2,507
Other liabilities                                                                4,695        4,499
                                                                             ---------    ---------
     Total liabilities                                                         438,097      407,507
                                                                             ---------    ---------
Stockholders' equity:
  Common stock, par value $.01 per share; authorized 11,000,000 shares;
    issued 2,535,232 shares                                                         25           25
  Paid-in capital                                                               49,275       49,207
  Retained earnings                                                             24,382       21,600
  Accumulated other comprehensive income (loss)                                    617       (1,788)
  Unearned ESOP shares, 121,024 and 141,306 shares                              (2,420)      (2,826)
  Treasury stock at cost, 769,689 and 578,952 shares                           (16,911)     (11,907)
  Unearned shares, stock-based incentive plan, 53,917 and 75,076 shares         (1,208)      (1,681)
                                                                             ---------    ---------
     Total stockholders' equity                                                 53,760       52,630
                                                                             ---------    ---------
     Total liabilities and stockholders' equity                              $ 491,857    $ 460,137
                                                                             =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                     (In Thousands, Except Per Share Data)


                                                                          2001       2000      1999
                                                                        --------    -------   -------
Interest and dividend income:
  Interest and fees on loans                                            $ 34,308    $28,214   $21,084
  Interest and dividends on securities:
    Taxable                                                                2,762      2,662     1,503
  Other interest                                                             150         97       839
                                                                        --------    -------   -------
     Total interest and dividend income                                   37,220     30,973    23,426
                                                                        --------    -------   -------
Interest expense:
  Interest on deposits                                                    11,286      8,884     8,824
  Interest on Federal Home Loan Bank advances                              9,714      7,075     1,934
  Interest on securities sold under agreements to repurchase                  50        258      --
  Interest on other borrowed funds                                           135        138      --
                                                                        --------    -------   -------
     Total interest expense                                               21,185     16,355    10,758
                                                                        --------    -------   -------
     Net interest and dividend income                                     16,035     14,618    12,668
Provision for loan losses                                                    460        875       617
                                                                        --------    -------   -------
     Net interest and dividend income after provision for loan losses     15,575     13,743    12,051
                                                                        --------    -------   -------
Other income:
  Other fees and charges                                                     493        325       269
  Gain on sale of mortgage loans                                              21          7        67
  Net gain (loss) on trading securities                                     (224)       287         4
  Loss on sales of available-for-sale securities, net                        (64)      --        --
  Net increase in cash surrender value of life insurance policies            381        334        54
  Other income                                                               226        153        37
                                                                        --------    -------   -------
     Total other income                                                      833      1,106       431
                                                                        --------    -------   -------
Other expense:
  Salaries and employee benefits                                           6,576      6,842     5,539
  Occupancy expense                                                          951        761       675
  Equipment expense                                                          558        438       344
  Advertising                                                                479        538       240
  Data processing                                                            354        274       249
  Professional fees                                                          309        626       727
  Other expense                                                            1,240      1,133       932
                                                                        --------    -------   -------
     Total other expense                                                  10,467     10,612     8,706
                                                                        --------    -------   -------
     Income before income taxes                                            5,941      4,237     3,776
Income taxes                                                               2,329      1,482     1,542
                                                                        --------    -------   -------
     Net income                                                         $  3,612    $ 2,755   $ 2,234
                                                                        ========    =======   =======
Earnings per share

Earnings per common share, basic                                        $   2.08    $  1.34   $   .97
                                                                        ========    =======   =======
Earnings per common share, assuming dilution                            $   2.02    $  1.34   $   .95
                                                                        ========    =======   =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                 (In Thousands)


                                                                                                   Accumulated
                                                                                                      Other       Unearned
                                                          Common       Paid-in       Retained     Comprehensive     ESOP
                                                           Stock       Capital       Earnings     Income (Loss)    Shares
                                                         --------     ---------      ---------      --------     ---------
Balance, March 31, 1998                                  $     25     $  49,194      $  17,340      $    666     $  (3,651)
Comprehensive income:
  Net income                                                 --            --            2,234          --            --
  Net change in unrealized holding gain on available-
    for-sale securities, net of tax effect                   --            --             --            (621)         --
      Comprehensive income                                   --            --             --            --            --
Purchase of 126,762 shares of treasury stock                 --            --             --            --            --
Dividends paid, $0.05 per share                              --            --             (111)         --            --
Reduction in unearned ESOP shares charged to expense         --            --             --            --             419
Appreciation in fair value of unearned ESOP shares
  charged to expense                                         --              95           --            --            --
101,409 shares of Company common stock acquired
  for stock-based incentive plan                             --            --             --            --            --
Issuance of 4,340 stock-based incentive plan shares          --             (12)          --            --            --
                                                         --------     ---------      ---------      --------     ---------
Balance, March 31, 1999                                        25        49,277         19,463            45        (3,232)
Comprehensive income:
  Net income                                                 --            --            2,755          --            --
  Net change in unrealized holding gain on available-
    for-sale securities, net of tax effect                   --            --             --          (1,833)         --
      Comprehensive income                                   --            --             --            --            --
Purchase of 452,190 shares of treasury stock                 --            --             --            --            --
Dividends paid, $.28 per share                               --            --             (618)         --            --
Reduction in unearned ESOP shares charged to expense         --            --             --            --             406
Depreciation in fair value of unearned ESOP shares
  credited to expense                                        --             (10)          --            --            --
Issuance of 21,993 stock-based incentive plan shares         --             (60)          --            --            --
                                                         --------     ---------      ---------      --------     ---------
Balance, March 31, 2000                                        25        49,207         21,600        (1,788)       (2,826)


                                                                         Unearned
                                                                          Shares,
                                                           Treasury     Stock-based
                                                            Stock      Incentive Plan      Total
                                                           ---------      ---------      ---------

Balance, March 31, 1998                                    $    --        $    --        $  63,574
Comprehensive income:
  Net income                                                    --             --             --
  Net change in unrealized holding gain on available-
    for-sale securities, net of tax effect                      --             --             --
      Comprehensive income                                      --             --            1,613
Purchase of 126,762 shares of treasury stock                  (3,107)          --           (3,107)
Dividends paid, $0.05 per share                                 --             --             (111)
Reduction in unearned ESOP shares charged to expense            --             --              419
Appreciation in fair value of unearned ESOP shares
  charged to expense                                            --             --               95
101,409 shares of Company common stock acquired
  for stock-based incentive plan                                --           (2,269)        (2,269)
Issuance of 4,340 stock-based incentive plan shares             --               96             84
                                                           ---------      ---------      ---------
Balance, March 31, 1999                                       (3,107)        (2,173)        60,298
Comprehensive income:
  Net income                                                    --             --             --
  Net change in unrealized holding gain on available-
    for-sale securities, net of tax effect                      --             --             --
      Comprehensive income                                      --             --              922
Purchase of 452,190 shares of treasury stock                  (8,800)          --           (8,800)
Dividends paid, $.28 per share                                  --             --             (618)
Reduction in unearned ESOP shares charged to expense            --             --              406
Depreciation in fair value of unearned ESOP shares
  credited to expense                                           --             --              (10)
Issuance of 21,993 stock-based incentive plan shares            --              492            432
                                                           ---------      ---------      ---------
Balance, March 31, 2000                                      (11,907)        (1,681)        52,630

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                 (In Thousands)
                                  (continued)

                                                                                                   Accumulated
                                                                                                      Other       Unearned
                                                          Common       Paid-in       Retained     Comprehensive     ESOP
                                                           Stock       Capital       Earnings     Income (Loss)    Shares
                                                         --------     ---------      ---------      --------     ---------
Comprehensive income:
  Net income                                                 --            --            3,612          --            --
  Other comprehensive income                                 --            --             --           2,405          --
    Comprehensive income                                     --            --             --            --            --
Purchase of 190,737 shares of treasury stock                 --            --             --            --            --
Dividends paid, $.44 per share                               --            --             (830)         --            --
Reduction in unearned ESOP shares charged to expense         --            --             --            --             406
Appreciation in fair value of unearned ESOP shares
  debited to expense                                         --              85           --            --            --
Tax benefit on expense of stock-based incentive plan         --              36           --            --            --
Issuance of 21,159 stock-based incentive plan shares         --             (53)          --            --            --
                                                         --------     ---------      ---------      --------     ---------
Balance, March 31, 2001                                  $     25     $  49,275      $  24,382      $    617     $  (2,420)
                                                         ========     =========      =========      ========     =========


                                                                         Unearned
                                                                          Shares,
                                                           Treasury     Stock-based
                                                            Stock      Incentive Plan      Total
                                                           ---------      ---------      ---------
Comprehensive income:
  Net income                                                    --             --             --
  Other comprehensive income                                    --             --             --
    Comprehensive income                                        --             --            6,017
Purchase of 190,737 shares of treasury stock                  (5,004)          --           (5,004)
Dividends paid, $.44 per share                                  --             --             (830)
Reduction in unearned ESOP shares charged to expense            --             --              406
Appreciation in fair value of unearned ESOP shares
  debited to expense                                            --             --               85
Tax benefit on expense of stock-based incentive plan            --             --               36
Issuance of 21,159 stock-based incentive plan shares            --              473            420
                                                           ---------      ---------      ---------
Balance, March 31, 2001                                    $ (16,911)     $  (1,208)     $  53,760
                                                           =========      =========      =========

Other comprehensive income and reclassification disclosure for the years ended March 31:

                                                                                2001       2000       1999
                                                                               -------    -------    -----
Net unrealized gains (losses) on available-for-sale securities                 $ 3,212    $(2,269)   $(931)
   Reclassification adjustment for realized losses in net income                    64       --       --
                                                                               -------    -------    -----
                                                                                 3,276     (2,269)    (931)
   Income tax benefit (expense)                                                   (780)       436      310
                                                                               -------    -------    -----
                                                                                 2,496     (1,833)    (621)
                                                                               -------    -------    -----
Minimum SERP liability adjustment                                                 (154)      --       --
   Income tax benefit                                                               63       --       --
                                                                               -------    -------    -----
                                                                                   (91)      --       --
                                                                               -------    -------    -----
   Other comprehensive income (loss), net of tax                               $ 2,405    $(1,833)   $(621)
                                                                               =======    =======    =====

Accumulated other comprehensive income (loss) consists of the following as of March 31:

                                                                                2001       2000       1999
                                                                               -------    -------    -----
Net unrealized gains (losses) on available-for-sale securities, net of taxes   $   708    $(1,788)   $  45
Minimum pension liability adjustment, net of taxes                                 (91)      --       --
                                                                               -------    -------    -----
Accumulated other comprehensive income (loss)                                  $   617    $(1,788)   $  45
                                                                               =======    =======    =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                 (In Thousands)

                                                                            2001         2000         1999
                                                                          --------    ---------    ---------
Cash flows from operating activities:
  Net income                                                              $  3,612    $   2,755    $   2,234
  Adjustments to reconcile net income to net cash provided by operating activities:
      Appreciation (depreciation) in fair value of ESOP shares
        released for allocation                                                 85          (10)          95
      Reduction in unearned ESOP shares                                        406          406          419
      Earned compensation on stock-based incentive plan                        420          432           84
      Loss on sales of available-for-sale securities, net                       64         --           --
      Amortization (accretion) of securities, net                              (50)        (167)          13
      Unrealized (gain) loss on trading securities                             206         (240)          (4)
      Net decrease in loans held-for-sale                                     --            321          501
      Provision for loan losses                                                460          875          617
      Increase (decrease) in unearned income, net                               46          (42)        (272)
      Depreciation and amortization                                            435          328          282
      Gain on sales of other real estate owned                                 (12)        --           --
      Net increase in cash surrender value of life insurance policies         (381)        (334)         (54)
      Increase in accrued interest receivable                                 (798)        (550)        (660)
      Increase in other assets                                                (185)        (348)        (269)
      Deferred tax expense (benefit)                                           278         (647)        (353)
      Increase in other liabilities                                             78        1,467        1,270
                                                                          --------    ---------    ---------
  Net cash provided by operating activities                                  4,664        4,246        3,903
                                                                          --------    ---------    ---------
Cash flows from investing activities:
  Purchases of available-for-sale securities                                (9,415)     (23,626)     (25,465)
  Proceeds from maturities of available-for-sale securities                  6,452       14,064        6,701
  Proceeds from sales of available-for-sale securities                       3,681         --           --
  Proceeds from maturities of held-to-maturity securities                      191          427        3,309
  Purchases of Federal Home Loan Bank of Boston stock                         (404)      (4,201)      (1,977)
  Loan originations and principal collections, net                          (1,114)     (58,087)     (36,428)
  Purchases of loans                                                       (24,071)     (31,529)     (43,361)
  Capital expenditures                                                        (583)        (842)        (265)
  Proceeds from sale of equipment                                                4         --           --
  Proceeds from sales of other real estate owned                               142         --           --
  Distribution to Rabbi Trust                                                 --           (583)        (455)
  Investment in bank owned life insurance                                     --         (1,500)      (6,000)
                                                                          --------    ---------    ---------
  Net cash used in investing activities                                    (25,117)    (105,877)    (103,941)
                                                                          --------    ---------    ---------

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                   (Continued)

                                 (In Thousands)


                                                                                 2001         2000        1999
                                                                              ---------    ---------    --------
Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts                      21,069       17,341       9,040
  Net increase (decrease) in certificate accounts                                 4,850       11,048         (40)
  Repayment of advances from the Federal Home Loan Bank                        (291,034)    (194,498)     (6,258)
  Advances from the Federal Home Loan Bank                                      301,646      264,906      63,377
  Net increase (decrease) in securities sold under agreements to repurchase      (5,630)       5,630        --
  Net increase (decrease) in other borrowed funds                                  (507)       2,507        --
  Purchases of treasury stock                                                    (5,004)      (8,800)     (3,107)
  Purchases of Company shares for stock-based incentive plan                       --           --        (2,269)
  Dividends paid on common stock                                                   (830)        (618)       (111)
                                                                              ---------    ---------    --------

  Net cash provided by financing activities                                      24,560       97,516      60,632
                                                                              ---------    ---------    --------

Net increase (decrease) in cash and cash equivalents                              4,107       (4,115)    (39,406)
Cash and cash equivalents at beginning of period                                  5,992       10,107      49,513
                                                                              ---------    ---------    --------
Cash and cash equivalents at end of period                                    $  10,099    $   5,992    $ 10,107
                                                                              =========    =========    ========

Supplemental disclosures:
  Interest paid                                                               $  21,142    $  15,929    $ 10,445
  Income taxes paid                                                               2,262        1,634       1,622
  Loans transferred to other real estate owned                                       68           62        --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     BAYSTATE BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2001, 2000 and 1999
                             (Dollars in Thousands)


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

     CASH AND CASH EQUIVALENTS:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, Federal Home Loan Bank overnight account and shares of the Co-operative Central Bank Liquidity Fund. Cash and due from banks as of March 31, 2001 and 2000 includes $1,546 and $865, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

     ALLOWANCE FOR LOAN LOSSES:

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

     EARNINGS PER SHARE (EPS):

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Unallocated shares held by the ESOP and unvested restricted stock are not included in the weighted average number of common stock for either basic or diluted earnings per share calculations.

     RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

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

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost basis of available-for-sale and held-to-maturity securities and their approximate fair values are as follows:

                                                          Gross      Gross
                                           Amortized   Unrealized  Unrealized
                                             Cost        Holding     Holding      Fair
                                             Basis        Gains      Losses       Value
                                           --------      ------     -------     --------
                                                         (In Thousands)
Available-for-sale securities:
  March 31, 2001:
    Marketable equity securities           $  7,610      $1,192     $    34     $  8,768
    Mortgage-backed securities               14,141         175           2       14,314
    Capital Trust preferred securities        7,559          40          89        7,510
    Corporate bonds and notes                 1,452        --            44        1,408
    Preferred stocks                          1,500           2          35        1,467
    Government agency securities              1,000           3        --          1,003
                                           --------      ------     -------     --------
                                             33,262       1,412         204       34,470
    Money market mutual funds included
      in cash and cash equivalents             (114)       --          --           (114)
                                           --------      ------     -------     --------
                                           $ 33,148      $1,412     $   204     $ 34,356
                                           ========      ======     =======     ========
  March 31, 2000:
    Marketable equity securities           $  9,949      $1,005     $ 1,796     $  9,158
    Mortgage-backed securities               16,937        --           461       16,476
    Capital Trust preferred securities        2,501        --           585        1,916
    Corporate bonds and notes                   495        --            33          462
    Preferred stocks                          1,500        --           158        1,342
    Government agency securities              2,607        --            40        2,567
                                           --------      ------     -------     --------
                                             33,989       1,005       3,073       31,921
    Money market mutual funds included
      in cash and cash equivalents             (109)       --          --           (109)
                                           --------      ------     -------     --------
                                           $ 33,880      $1,005     $ 3,073     $ 31,812
                                           ========      ======     =======     ========
Held-to-maturity securities:
  March 31, 2001:
    Mortgage-backed securities             $    336      $    9     $  --       $    345
                                           ========      ======     =======     ========
  March 31, 2000:
    Mortgage-backed securities             $    527      $    9     $     1     $    535
                                           ========      ======     =======     ========

The scheduled maturities of debt securities were as follows as of March 31, 2001:

                                                           Available-for-sale    Held-to-maturity
                                                          --------------------  -----------------
                                                          Amortized             Amortized
                                                             Cost       Fair      Cost      Fair
                                                            Basis       Value     Basis     Value
                                                          ---------    -------  ---------   -----
                                                                      (In Thousands)
Debt securities other than mortgage-backed securities:
  Due after one year through five years                    $ 1,000     $ 1,003     $--      $--
  Due after ten years                                        1,452       1,408      --       --
Mortgage-backed securities                                  14,141      14,314      336      345
                                                           -------     -------     ----     ----
                                                           $16,593     $16,725     $336     $345
                                                           =======     =======     ====     ====

As of March 31, 2001, securities with carrying amounts totaling $1,003 were pledged to secure treasury, tax and loan deposits. As of March 31, 2000, securities with carrying amounts totaling $6,920 were pledged to secure repurchase agreements, treasury tax and loan deposits and other borrowed funds.

In the year ended March 31, 2001, proceeds from sales of available-for-sale securities amounted to $3,681. Gross realized gains and gross realized losses on those sales amounted to $431 and $495, respectively. In the years ended March 31, 2000 and 1999 there were no sales of available-for-sale securities.

The tax benefit applicable to the net realized loss in the year ended March 31, 2001 amounted to $18.

For information on trading securities, see Note 12.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders' equity were as follows as of March 31, 2001:

                                                       Amortized
                                                          Cost          Fair
                                                          Basis         Value
                                                        ---------      ------
                          Issuer                               (In Thousands)
          -------------------------------------
          Asset Management Fund                           $7,372       $7,363
                                                          ======       ======

NOTE 4 - LOANS

Loans consisted of the following as of March 31:

                                                        2001             2000
                                                     ---------        ---------
                                                          (In Thousands)
Mortgage loans:
  Residential - secured by 1-4 family                $ 205,284        $ 201,256
  Equity lines                                          11,819            9,500
  Residential - secured by multi-family                 87,040           78,610
  Construction and development                          11,165            7,184
  Commercial real estate                                98,566           95,869
                                                     ---------        ---------
          Total mortgage loans                         413,874          392,419
                                                     ---------        ---------
Commercial loans                                         3,893              225
                                                     ---------        ---------
Other loans:
  Loans secured by deposit accounts                        233              380
  Other consumer loans                                   4,164            4,140
                                                     ---------        ---------
          Total other loans                              4,397            4,520
                                                     ---------        ---------
          Total principal balance                      422,164          397,164
                                                     ---------        ---------
Allowance for loan losses                               (4,258)          (3,915)
Unearned income, net                                      (202)            (156)
                                                     ---------        ---------
                                                        (4,460)          (4,071)
                                                     ---------        ---------
           Loans, net                                $ 417,704        $ 393,093
                                                     =========        =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended March 31, 2001. Total loans to such persons and their companies amounted to $6,025 as of March 31, 2001. During the year ended March 31, 2001 principal payments and advances totaled $216 and $261, respectively.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                 2001        2000        1999
                                               -------     -------     -------
(In Thousands)
Balance at beginning of period                 $ 3,915     $ 3,027     $ 2,513
Loans charged off                                 (129)         (1)       (103)
Provision for loan losses                          460         875         617
Recoveries of loans previously charged off          12          14        --
                                               -------     -------     -------
Balance at end of period                       $ 4,258     $ 3,915     $ 3,027
                                               =======     =======     =======

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of March 31:

                                                                         2001                          2000
                                                               -------------------------     -------------------------
                                                               Recorded       Related        Recorded       Related
                                                               Investment     Allowance      Investment     Allowance
                                                               In Impaired    For Credit     In Impaired    For Credit
                                                               Loans          Losses         Loans          Losses
                                                               -----------    ----------     -----------    ----------
                                                                                    (In Thousands)
Loans for which there is a related allowance for
  credit losses                                                $  --          $  --          $  --          $  --

Loans for which there is no related allowance for
  credit losses                                                                                 --             --
                                                               -------        -------        -------        -------

      Totals                                                   $  --          $  --          $  --          $  --
                                                               =======        =======        =======        =======

Average recorded investment in impaired loans during
  the year ended March 31                                      $   150                       $    22
                                                               =======                       =======

Related amount of interest income recognized during the time, in the year ended March 31 that the loans were impaired

      Total recognized                                         $  --                         $  --
                                                               =======                       =======
      Amount recognized using a cash-basis method
        of accounting                                          $  --                         $  --
                                                               =======                       =======

In the fiscal years ending March 31, 2001 and 2000 the Company sold mortgage loans totaling $2,590 and $2,172, respectively and retained the servicing rights. The fair value of those rights under SFAS No. 125 is not material and has not been recognized in the consolidated financial statements for the years ended March 31, 2001 and 2000.

NOTE 5 - PREMISES AND EQUIPMENT, NET OF DEPRECIATION AND AMORTIZATION

The following is a summary of premises and equipment as of March 31:

                                                                     Estimated
                                                                       Useful
                                              2001       2000           Life
                                            -------    -------      -----------
                                              (In Thousands)
Land                                        $   355    $   355
Building and improvements                     2,066      1,936      25-50 years
Furniture, fixtures and equipment             2,432      2,038       5-10 years
Leasehold improvements                          601        203       5-10 years
Construction in progress                         27        370
                                            -------    -------
                                              5,481      4,902
Accumulated depreciation and amortization    (2,259)    (1,824)
                                            -------    -------
                                            $ 3,222    $ 3,078
                                            =======    =======

NOTE 6 - DEPOSITS

The aggregate  amount of time deposit  accounts in denominations of $100 or more
as  of  March  31,  2001  and  2000  was  approximately   $30,938  and  $24,280,
respectively.

For time deposits as of March 31, 2001, the scheduled maturities for each of the following five years ended March 31 are:

                                                   (In Thousands)
               2002                                   $109,379
               2003                                      9,573
               2004                                      2,266
               2005                                      2,708
               2006                                      1,582
                                                      --------
                                                      $125,508
                                                      ========

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

Advances consist of funds borrowed from the FHLB.

Maturities of advances from the FHLB for the fiscal years ending March 31, 2002, 2003, 2004 and years after March 31, 2006 are summarized as follows:

                                      INTEREST RATE RANGE           AMOUNT
                                      -------------------           ------
                                                                (In Thousands)
          2002                           4.75% - 7.31%             $ 68,931
          2003                           4.88% - 7.31%               17,638
          2004                           4.88% - 7.31%                1,570
          After March 31, 2006           4.07% - 6.20%               70,000
                                                                   --------
                                                                   $158,139
                                                                   ========

As of March 31, 2001, $70,000 of advances from the FHLB maturing after March 31, 2006 were redeemable at par at the option of the FHLB on dates ranging from April 12, 2001 through January 22, 2002.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agency obligations not otherwise pledged.

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The securities sold under agreements to repurchase as of March 31, 2000 were securities sold on a short term basis by the Company that have been accounted for not as sales but as borrowings. The securities consisted of mortgage-backed and U.S. Agency Securities. The securities were held in the Company's safekeeping account at Morgan Stanley Dean Witter, Inc. under the control of the Company and pledged to the purchasers of the securities. The purchasers sold to the Company substantially identical securities at the maturity of the agreements.

NOTE 9 - OTHER BORROWED FUNDS

Other borrowed funds consist of federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

NOTE 10 - INCOME TAXES

The components of the income tax expense are as follows for the years ended March 31:

                                                2001         2000         1999
                                              -------      -------      -------
(In Thousands)
Current:
  Federal                                     $ 1,563      $ 1,655      $ 1,366
  State                                           488          474          529
                                              -------      -------      -------
                                                2,051        2,129        1,895
                                              -------      -------      -------
Deferred:
  Federal                                          68         (456)        (224)
  State                                            23         (191)        (129)
                                              -------      -------      -------
                                                   91         (647)        (353)
    Valuation allowance                           187         --           --
                                              -------      -------      -------
                                                  278         (647)        (353)
                                              -------      -------      -------
          Total income tax expense            $ 2,329      $ 1,482      $ 1,542
                                              =======      =======      =======

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended March 31:

                                                      2001      2000      1999
                                                     ------    ------    ------
Federal income tax at statutory rate                   34.0%     34.0%     34.0%
Increase (decrease) in tax resulting from:
  Cash surrender value of life insurance               (2.2)     (2.7)      (.4)
  Other                                                (1.0)      (.7)       .4
  Valuation allowance                                   3.1        --        --
State income tax, net of federal income tax benefit     5.3       4.4       6.9
                                                     ------    ------    ------
       Effective tax rates                             39.2%     35.0%     40.9%
                                                     ======    ======    ======

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                                   2001       2000
                                                                 -------    -------
                                                                    (In Thousands)
Deferred tax assets:
  Allowance for loan losses                                      $ 1,714    $ 1,559
  Deferred loan fees                                                  11         14
  Contribution carryover                                             690        876
  ESOP expense                                                       124        115
  Accrued retirement expense                                         152        106
  Minimum SERP liability adjustment                                   63         --
  Accrued deferred compensation                                      522        591
  Accrued stock-based incentive plan awards                          307        338
  Net unrealized holding loss on available-for-sale securities        --        280
  Other                                                              115        123
                                                                 -------    -------
                                                                   3,698      4,002
  Valuation allowance                                               (187)        --
                                                                 -------    -------
          Gross deferred tax assets                                3,511      4,002
                                                                 -------    -------
Deferred tax liabilities
  Depreciation                                                      (195)      (191)
  Net unrealized holding gain on available-for-sale securities      (500)        --
                                                                 -------    -------
          Gross deferred tax liabilities                            (695)      (191)
                                                                 -------    -------
Net deferred tax assets                                          $ 2,816    $ 3,811
                                                                 =======    =======

In 1998 the Company established a charitable foundation ("Foundation). The contribution in 1998 of the Company's common stock to the Foundation is tax deductible, subject to a limitation based on 10% of the Company's annual taxable income. The Company, however, is able to carry forward any unused portion of the deduction for five years following the contribution. Upon funding the Foundation, the Company recognized an expense in the full amount of the contribution, offset in part by the corresponding tax deduction.

Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the deferred tax asset existing as of March 31, 2001 and 2000. Management believes that existing net deductible temporary differences which give rise to the net deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

In prior years, the Bank was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Bank as of March 31, 2001 includes approximately $5,812 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 41%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 2001, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of March 31, 2001, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                              For Capital          Prompt Corrective
                                                        Actual             Adequacy Purposes:     Action Provisions:
                                                  -------------------     -------------------    --------------------
                                                   Amount     Ratio        Amount      Ratio      Amount      Ratio
                                                  -------    --------     -------    --------    --------    --------
                                                                     (Dollar amounts in Thousands)
As of March 31, 2001:
   Total Capital (to Risk Weighted Assets):
     Consolidated                                 $57,828       16.00%    $28,912      >/=8.0%        N/A         N/A
     Bank                                          46,634       13.11      28,460      >/=8.0    $ 35,575     >/=10.0%

   Core Capital (to Adjusted Tangible Assets):
     Consolidated                                  53,143       10.81      19,669      >/=4.0         N/A         N/A
     Bank                                          41,823        8.61      19,432      >/=4.0      24,291      >/=5.0

   Tangible Capital (to Tangible Assets):
     Consolidated                                  53,143       10.81         N/A         N/A         N/A         N/A
     Bank                                          41,823        8.61       7,287      >/=1.5         N/A         N/A

   Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                  53,143       14.71         N/A         N/A         N/A         N/A
     Bank                                          41,823       11.76         N/A         N/A      21,345      >/=6.0

As of March 31, 2000:
   Total Capital (to Risk Weighted Assets):
     Consolidated                                  58,112       19.67      23,629      >/=8.0         N/A         N/A
     Bank                                          45,680       15.84      23,067      >/=8.0      28,834     >/=10.0

   Core Capital (to Adjusted Tangible Assets):
     Consolidated                                  54,418       11.78      18,477      >/=4.0         N/A         N/A
     Bank                                          41,612        9.15      18,200      >/=4.0      22,750      >/=5.0

   Tangible Capital (to Tangible Assets):
     Consolidated                                  54,418       11.78         N/A         N/A         N/A         N/A
     Bank                                          41,612        9.15       6,825      >/=1.5         N/A         N/A

   Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                  54,418       18.42         N/A         N/A         N/A         N/A
     Bank                                          41,612       14.43         N/A         N/A      17,300      >/=6.0

The Bank may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

NOTE 12 - EMPLOYEE BENEFIT PLANS

All eligible officers and employees are included in a noncontributory defined benefit pension plan provided by the Company as a participating employer in the Financial Institutions Retirement Fund (Fund), a multi-employer plan as defined by Statement of Financial Accounting Standards No. 87. Employees are eligible to participate in the Retirement Plan after the completion of 12 consecutive months of employment with the Company and the attainment of age 21. Contributions are based on individual employers' experience. According to the Fund's administrators, as of June 30, 1999, the date of the actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate, using an assumed rate of return of 8.0%. Therefore, due to full funding, the Company was not required to contribute to the plan and made no contributions for this plan for the years ended March 31, 2000 and 1999. According to the Fund's administrators, as of June 30, 2000, the market value of the Funds net assets fell below the actuarial present value of vested and nonvested benefits in the aggregate, using an assumed rate of return of 8.0%. Therefore the Company contributed $206 to the plan as required during the year ended March 31, 2001.

The Company sponsors a defined contribution plan, the Financial Institutions Thrift Plan (Thrift Plan), covering substantially all of its employees. Employees are eligible to participate in the Thrift Plan upon the completion of 12 months of continuous employment with the Company (during which period they complete at least 1,000 hours of service) and the attainment of age 21. Thrift Plan contributions made by the Company were $67, $58 and $53 for the years ended March 31, 2001, 2000 and 1999, respectively.

The Company has a deferred compensation benefit equalization plan (BEP Plan) for officers and employees designated by management. During the year ended March 31, 2001 the BEP Plan was modified. The BEP Plan is now subject to SFAS No. 87 and SFAS No. 132 and therefore, the following disclosures are presented for the year ended March 31, 2001:

                                                   (Dollar amounts in Thousands)
Change in benefit obligation:
  Benefit obligation at beginning of year                    $ 2,358
  Service cost                                                    96
  Interest cost                                                  177
                                                             -------
  Benefit obligation at end of year                            2,631

Fair value of plan assets at beginning and end of year             0
                                                             -------

Funded status                                                 (2,631)
  Unrecognized net loss                                          896
  Additional minimum liability                                  (153)
                                                             -------
  Net amount recognized                                      $(1,888)
                                                             =======

Amounts recognized in the balance sheet consist of:
  Accrued pension cost                                       $(1,734)
  Accumulated other comprehensive income                        (154)
                                                             -------
  Net amount recognized                                      $(1,888)
                                                             =======

Weighted average assumption as of March 31, 2001
  Discount rate                                                 7.50%
  Rate of compensation increase                                 5.50%

Components of net periodic benefit cost:
  Service cost                                               $    96
  Interest cost                                                  177
  Amortization of unrecognized loss                              110
  Effect of modification of plan                                (523)
                                                             -------
  Net periodic pension benefit                               $  (140)
                                                             =======

In the years ended March 31, 2001, 2000 and 1999 the Company distributed $0, $583 and $455, respectively to a Rabbi Trust in connection with the deferred compensation benefit equalization plan. This asset has been included in the Company's balance sheets as of March 31, 2001 and 2000 under other assets. The investment is included in assets because it is available to the general creditors of the Company in the event of the Company's insolvency.

The investment in the Rabbi Trust as of March 31, 2001 and 2000 consisted of mutual funds classified as trading securities and is included in other assets. The investment as of March 31, 2001 and 2000 was carried at its fair value of $1,954 and $2,109, respectively which includes net unrealized holding losses of $206 and gains of $240, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases space for three branches, two administrative offices and one ATM site under noncancelable operating leases which expire between 2001 and 2009. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2001:

Year ended March 31,                                        (In Thousands)
--------------------
         2002                                                   $  639
         2003                                                      327
         2004                                                      296
         2005                                                      196
         2006                                                       62
         Thereafter                                                180
                                                                ------
              Total minimum lease payments                      $1,700
                                                                ======

The rental expense for all operating leases for the years ended March 31, 2001, 2000 and 1999 was $650, $500 and $406, respectively.

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of March 31:

                                                   2001                      2000
                                          ----------------------    ----------------------
                                          Carrying                  Carrying
                                           Amount     Fair Value     Amount     Fair Value
                                          --------    ----------    --------    ----------
                                                           (In Thousands)
Financial assets:
  Cash and cash equivalents               $ 10,099     $ 10,099     $  5,992     $  5,992
  Trading securities                         1,954        1,954        2,109        2,109
  Available-for-sale securities             34,356       34,356       31,812       31,812
  Held-to-maturity securities                  336          345          527          535
  Stock in Federal Home Loan Bank
    of Boston                                8,455        8,455        8,051        8,051
  Loans, net                               417,704      418,122      393,093      388,207
  Accrued interest receivable                3,268        3,268        2,470        2,470

Financial liabilities:
  Deposits                                 273,263      274,545      247,344      247,273
  Federal Home Loan Bank advances          158,139      156,439      147,527      146,937
  Securities sold under agreements to
    repurchase                                --           --          5,630        5,630
  Other borrowed funds                       2,000        2,000        2,507        2,507

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions except that trading securities are included in other assets. Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                      2001             2000
                                                    --------         --------
                                                    Notional         Notional
                                                     Amount           Amount
                                                    -------          -------
(In Thousands)
Commitments to originate loans                      $14,425          $10,429
Unadvanced funds on loans:
  Residential loans                                     950              957
  Multi-family loans                                  2,459            2,947
  Equity loans                                        5,839            5,668
  Commercial loans                                    4,062            2,136
  Construction loans                                  6,154            2,825
  Consumer loans                                          6               85
  Standby letters of credit                              32             --
                                                    -------          -------
                                                    $33,927          $25,047
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

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 16 - LIQUIDATION ACCOUNT

At the time of the conversion of the Bank from a federally-chartered mutual savings bank to a federally-chartered capital stock savings bank, the Bank established a liquidation account in an amount equal to its equity as reflected in the latest balance sheet used in the conversion prospectus. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

The balance of the liquidation account was $4,527 and $6,462 as of March 31, 2001 and 2000, respectively.

NOTE 17 - STOCK COMPENSATION PLAN

In July 1999, the stockholders of the Company approved the Bay State Bancorp, Inc. 1999 Stock Option Plan which reserved for grants 120,423 shares of Company stock. To date no stock options have been granted under the 1999 Plan.

In September 1998, the stockholders of the Company approved the Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan (Plan), as amended and approved by stockholders on July 22, 1999, which includes grants of options to purchase Company stock and awards of Company stock. The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock options granted. The compensation cost that has been charged against income for its stock awards was $345, $842 and $506 for the years ended March 31, 2001, 2000 and 1999, respectively. The Company awarded 97,609 shares in the year ended March 31, 1999, with a weighted-average fair value per share of $19.75. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant and award dates under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Amounts in thousands, except per share data)

                                                      2001      2000      1999
                                                     ------    ------    ------
Net income                           As reported     $3,612    $2,755    $2,234
                                     Pro forma       $3,210    $2,359    $2,057

Basic earnings per share             As reported      $2.08     $1.34     $0.97
                                     Pro forma        $1.84     $1.14     $0.89

Fully diluted earnings per share     As reported      $2.02     $1.34     $0.95
                                     Pro forma        $1.79     $1.14     $0.87

The number of shares of common stock reserved for grants and awards is 354,932, consisting of 253,523 shares for stock options and 101,409 shares for stock awards. All employees and outside directors of the Company are eligible to receive awards.

The Company determines the exercise price of stock options but such exercise price shall not be less than 100% of the fair market value of the common stock of the Company at the date of the grant. The Company determines the term during which a participant may exercise a stock option, but in no event may a participant exercise a stock option more than ten years from the date of grant. The Company determines the vesting schedule for the stock options.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for stock option grants in the years ended March 31:

                                             2001         2000          1999
                                           --------     --------      -------
Dividend yield                             1.90%           --         .25%
Expected life                              10 years        --         8 years
Expected volatility                        29%             --         35%
Risk-free interest rate                    6.44%           --         4.55%

A summary of the status of the Company's stock options as of March 31, and changes during the years then ended is presented below:

                                        2001                              2000                                1999
                              --------------------------       ----------------------------       ------------------------------
                                        Weighted-Average                   Weighted-Average                     Weighted-Average
                               Shares    Exercise Price         Shares      Exercise Price         Shares        Exercise Price
                              -------   ----------------       -------     ----------------       -------       ----------------
Outstanding at
  beginning of year           230,699        $19.75            242,550          $19.75               --                N/A
Granted                        23,824        $17.15               --                              242,550           $19.75
Exercised                                                         --                                 --
Forfeited                      (1,500)       $16.87               (800)         $19.75               --
Expired                          --                            (11,051)         $19.75               --
                              -------                          -------                            -------
Outstanding at
  end of year                 253,023        $19.52            230,699          $19.75            242,550           $19.75
                              =======                          =======                            =======
Options exercisable
  at year-end                 107,070                           54,418                             10,851
Weighted-average
  fair value of options
  granted during the year       $7.14                          $  --                                $9.41

The following table summarizes information about fixed stock options outstanding as of March 31, 2001:

                  Options Outstanding                                     Options Exercisable
-------------------------------------------------------         -------------------------------
    Number         Weighted-Average                                Number
 Outstanding          Remaining                                 Exercisable
as of 3/31/01      Contractual Life      Exercise Price         as of 3/31/01    Exercise Price
-------------      ----------------      --------------         -------------    --------------
   230,699            7.5 years              $19.75                107,070           $19.75
    21,000            9.0 years               16.875                  --               --
     1,324            9.25 years              21.875                  --               --
   -------                                                         -------
   253,023            7.60 years             $19.52                107,070           $19.75
   =======                                                         =======

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

The First Bankers Trust Company is the Trustee for the Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan, as amended and restated. A summary of purchases of the Company's common stock for issuance of awards under the Plan is as follows for the years ended March 31:

                                                            2001                 2000
                                                    -------------------   -------------------
                                                    Number of             Number of
                                                      Shares      Cost      Shares      Cost
                                                    ---------    ------   ---------    ------
                                                            (Dollar amounts in Thousands)
Balance at beginning of year                          75,076     $1,681     97,069     $2,173
Vested and distributed                                21,159        473     21,993        492
                                                      ------     ------     ------     ------
Balance March 31, carried as a negative component
  of stockholders' equity on the balance sheets       53,917     $1,208     75,076     $1,681
                                                      ======     ======     ======     ======

NOTE 18 - EMPLOYEE STOCK OWNERSHIP PLAN

On March 27, 1998 (the Conversion date) the Company adopted the Bay State Federal Savings Bank Employee Stock Ownership Plan (ESOP) that became effective as of April 1, 1997. On March 27, 1998 the ESOP purchased 202,818 shares of the common stock of the Company. To fund the purchases, the ESOP borrowed $4,056 from Bay State Funding Corporation, a subsidiary of the Company. The borrowing is at an interest rate of 8.5% and is to be repaid in ten equal installments of $615 commencing on March 31, 1998 through March 31, 2007. In addition, dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Company to the ESOP are discretionary, however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders' equity section of the balance sheet. ESOP expense for the years ended March 31, 2001, 2000 and 1999 was $434, $357 and $514, respectively. The ESOP shares as of March 31, were as follows:

                                            2001        2000         1999
                                          -------     -------      -------
Allocated shares                           57,369      39,596       20,282
Shares released for allocation             20,282      20,282       20,948
Unreleased shares                         121,024     141,306      161,588
                                          -------     -------      -------
Total ESOP shares                         198,675     201,184      202,818
                                          =======     =======      =======
                                                  (In Thousands)
Fair value of unreleased shares            $3,498      $2,376       $3,313

NOTE 19 - CHARITABLE FOUNDATION

As of March 31, 2001 159,795 shares of the Company's common stock were owned by The Bay State Federal Savings Charitable Foundation (Foundation). The Foundation directors are also officers of, or members of the Board of the Company or the Bank.

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

NOTE 21 - EARNINGS PER SHARE

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                  Income        Shares     Per-Share
                                                                (Numerator) (Denominator)    Amount
                                                                ----------- -------------  ---------
(Amounts in thousands, except per share amounts)
Year ended March 31, 2001
  Basic EPS
    Net income and income available to common stockholders        $3,612        1,740        $2.08
    Effect of dilutive securities, options                                         49
                                                                  ------        -----
  Diluted EPS
    Income available to common stockholders and assumed
      conversions                                                 $3,612        1,789        $2.02
                                                                  ======        =====

Year ended March 31, 2000
  Basic EPS
    Net income and income available to common stockholders        $2,755        2,063        $1.34
    Effect of dilutive securities, options                                       --
                                                                  ------        -----
  Diluted EPS
    Income available to common stockholders and assumed
      conversions                                                 $2,755        2,063        $1.34
                                                                  ======        =====

Year ended March 31, 1999
  Basic EPS
    Net income and income available to common stockholders        $2,234        2,312        $0.97
    Effect of dilutive securities, options                                         48
                                                                  ------        -----
  Diluted EPS
    Income available to common stockholders and assumed
      conversions                                                 $2,234        2,360        $0.95
                                                                  ======        =====

NOTE 22 - RELATED PARTY TRANSACTIONS

The Bank rents office space from a trust and a corporation, of which, the trustee/officer is a director of the Company. Rental payments amounted to $470 and $384 for the years ended March 31, 2001 and 2000, respectively.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for Bay State Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the consolidated financial statements of Bay State Bancorp, Inc. and Subsidiaries.

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                                 Balance Sheets

                             March 31, 2001 and 2000

                             (Dollars in Thousands)

                                                                   2001        2000
                                                                 -------     -------
ASSETS
Cash                                                             $ 1,773     $ 2,207
Investments in available-for-sale securities (at fair value)       5,110       3,592
Investment in subsidiary, Bay State Federal Savings Bank          42,631      42,127
Investment in subsidiary, Bay State Funding Corp.                  3,136       3,396
Accrued interest receivable                                          189          31
Deferred tax asset                                                   799       1,137
Other assets                                                         205         222
                                                                 -------     -------
      Total assets                                               $53,843     $52,712
                                                                 =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                $    85     $    25
Stockholders' equity                                              53,758      52,687
                                                                 -------     -------
      Total liabilities and stockholders' equity                 $53,843     $52,712
                                                                 =======     =======

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                              Statements of Income

                For the years ended March 31, 2001, 2000 and 1999

                             (Dollars in Thousands)

                                                                            2001       2000      1999
                                                                          -------    -------    ------
Income:
  Dividends from Bay State Federal Savings Bank                           $ 3,999    $ 1,928    $  750
  Interest income                                                             435        522       570
                                                                          -------    -------    ------
          Total income                                                      4,434      2,450     1,320
                                                                          -------    -------    ------
Expenses:
  Loss on sale of securities to subsidiary                                   --          280      --
  Loss on sales of securities to third parties                                400       --        --
  Other expense                                                               376        381       370
                                                                          -------    -------    ------
          Total expenses                                                      776        661       370
                                                                          -------    -------    ------

Income before income tax (benefit) expense and equity in
  undistributed net income (loss) of subsidiaries                           3,658      1,789       950
Income tax (benefit) expense                                                 (121)       (69)       49
                                                                          -------    -------    ------
Income before equity in undistributed net income (loss) of subsidiaries     3,779      1,858       901
Equity in undistributed net income (loss) of subsidiaries                    (161)       713     1,333
                                                                          -------    -------    ------
Net income                                                                $ 3,618    $ 2,571    $2,234
                                                                          =======    =======    ======

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                            Statements of Cash Flows

                For the years ended March 31, 2001, 2000 and 1999

                             (Dollars in Thousands)

                                                                   2001       2000        1999
                                                                 -------    -------    --------
Cash flows from operating activities:
  Net income                                                     $ 3,618    $ 2,571    $  2,234
  Adjustments to reconcile net income to net cash provided by operating activities:
      Earned compensation on stock-based incentive plan              420        432          84
      Increase in taxes receivable                                   (23)       (29)        (51)
      Deferred tax expense                                           168         94         150
      (Increase) decrease in prepaid expenses and other assets        40         (3)        (46)
      Increase (decrease) in accrued expenses                         60        (31)        (10)
      Loss on sales of securities to third parties                   400       --          --
      Loss on sale of securities to subsidiary                      --          280        --
      Amortization of securities, net of accretion                     6          6           6
      (Increase) decrease in accrued interest receivable            (158)        62         (93)
      Undistributed net (income) loss of subsidiaries                161       (713)     (1,333)
                                                                 -------    -------    --------
  Net cash provided by operating activities                        4,692      2,669         941
                                                                 -------    -------    --------
Cash flows from investing activities:
  Return of investment, Bay State Funding Corp.                      415       --         1,038
  Purchases of available-for-sale securities                      (3,041)      --        (9,090)
  Proceeds from sales of available-for-sale securities             3,334      2,216        --
  Proceeds from maturities of available-for-sale securities         --          750        --
                                                                 -------    -------    --------
  Net cash used in investing activities                              708      2,966      (8,052)
                                                                 -------    -------    --------
Cash flows from financing activities:
  Dividends paid on common stock                                    (830)      (618)       (111)
  Purchases of Company shares for stock-based incentive plan        --         --        (2,269)
  Purchases of treasury stock                                     (5,004)    (8,800)     (3,107)
                                                                 -------    -------    --------
  Net cash used in financing activities                           (5,834)    (9,418)     (5,487)
                                                                 -------    -------    --------
Net decrease in cash and cash equivalents                           (434)    (3,783)    (12,598)
Cash and cash equivalents at beginning of period                   2,207      5,990      18,588
                                                                 -------    -------    --------
Cash and cash equivalents at end of period                       $ 1,773    $ 2,207    $  5,990
                                                                 =======    =======    ========

NOTE 24 - QUARTERLY DATA (UNAUDITED)

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                                     Year Ended March 31, 2001
                                           -------------------------------------------
                                            Fourth      Third      Second       First
                                           Quarter     Quarter     Quarter     Quarter
                                           -------     -------     -------     -------
                                              (in thousands, except per share data)
Interest and dividend income                $9,631      $9,603      $9,225      $8,761
Interest expense                             5,314       5,558       5,381       4,932
                                            ------      ------      ------      ------

Net interest and dividend income             4,317       4,045       3,844       3,829
Provision for loan losses                       85          60         150         165
                                            ------      ------      ------      ------

Net interest and dividend income after
  provision for loan losses                  4,232       3,985       3,694       3,664
Noninterest income                             186          44         411         192
Noninterest expense                          2,568       2,534       2,739       2,626
                                            ------      ------      ------      ------

Income before income taxes                   1,850       1,495       1,366       1,230
Income tax expense                             842         554         510         423
                                            ------      ------      ------      ------
Net income                                  $1,008      $  941      $  856      $  807
                                            ======      ======      ======      ======

Earnings per common share:
  Basic                                     $ 0.61      $ 0.55      $ 0.48      $ 0.45
                                            ======      ======      ======      ======
  Assuming dilution                         $ 0.58      $ 0.53      $ 0.47      $ 0.45
                                            ======      ======      ======      ======


                                                     Year Ended March 31, 2000
                                           -------------------------------------------
                                            Fourth      Third      Second       First
                                           Quarter     Quarter     Quarter     Quarter
                                           -------     -------     -------     -------
                                              (in thousands, except per share data)
Interest and dividend income                $8,491      $8,092      $7,551      $6,839
Interest expense                             4,651       4,384       3,965       3,355
                                            ------      ------      ------      ------

Net interest and dividend income             3,840       3,708       3,586       3,484
Provision for loan losses                      225         200         225         225
                                            ------      ------      ------      ------

Net interest and dividend income after
  provision for loan losses                  3,615       3,508       3,361       3,259
Noninterest income                             449         185         304         168
Noninterest expense                          2,888       2,578       2,627       2,519
                                            ------      ------      ------      ------

Income before income taxes                   1,176       1,115       1,038         908
Provision for income taxes                     401         392         365         324
                                            ------      ------      ------      ------
Net income                                  $  775      $  723      $  673      $  584
                                            ======      ======      ======      ======

Earnings per common share:
  Basic                                     $ 0.42      $ 0.35      $ 0.32      $ 0.27
                                            ======      ======      ======      ======
  Assuming dilution                         $ 0.42      $ 0.35      $ 0.32      $ 0.27
                                            ======      ======      ======      ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

PART III


Item 10. Directors and Executive Officers of the Registrant.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the section captioned "Proposal 1-Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001.


Item 11. Executive Compensation.

     The information relating to Directors' and executive compensation is incorporated herein by reference to the section captioned "Proposal 1-Election of Directors - Directors Compensation" and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001.


Item 13. Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2001.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Company and its subsidiaries are filed as a part of this Form 10-K, under Item 8.

          -    Independent Auditors' Report

          -    Consolidated Balance Sheets as of March 31, 2001 and 2000

          - Consolidated Statements of Income for the Years Ended March 31, 2001, 2000 and 1999

          - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2001, 2000 and 1999

          - Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999

     (2)  Financial Statement Schedules
               Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

     (b)  Reports on Form 8-K filed during the last quarter of fiscal 2001.
          None.

     (c)  Exhibits  required by Securities  and Exchange  Commission  Regulation
          S-K:

          2.1 Amended Plan of Conversion (including the Federal Stock Charter and Bylaws of Bay State Federal Savings Bank) (1)

          3.1  Certificate of Incorporation of Bay State Bancorp, Inc. (1)

          3.2  Amended and Restated Bylaws of Bay State Bancorp, Inc. (2)

          4.0  Draft Stock Certificate of Bay State Bancorp, Inc. (1)

          10.1 Employment Agreement between Bay State Bancorp, Inc. and John F. Murphy (3)

          10.2 Employment Agreement between Bay State Federal Savings Bank and John F. Murphy (4)

          10.3 Employment  Agreement between Bay State Bancorp,  Inc. and Denise
               M. Renaghan (3)

          10.4 Employment Agreement between Bay State Federal Savings Bank and Denise M. Renaghan (4)

          10.5 Change in Control Agreement between Bay State Bancorp, Inc. and Michael O. Gilles (4)

          10.6 Change in Control Agreement between Bay State Federal Savings Bank and Michael O. Gilles (4)

          10.7 Change in Control Agreement between Bay State Federal Savings Bank and Philip R. McNulty (4)

          10.8 Form of Bay State Federal Savings Bank Management Supplemental Executive Retirement Plan (1)

          10.9 Form of Bay State Federal Savings Bank Retirement Benefit Equalization Plan (1)

         10.10 Bay State Bancorp, Inc. 1999 Option Plan (5)

         10.11 Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan (as amended and restated) (5)

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

(3) Incorporated by reference into this document from the Exhibits to Form 10-K or filed with the Securities and Exchange Commissions on June 12, 2000.

(4) Incorporated by reference into this document from the Exhibits to Form 10-KSB as filed with the Securities Exchange Commission on June 14, 1999.

(5) Incorporated by reference into this document from the Appendix to the Proxy Statement for the Annual Meeting of Shareholders held on July 22, 1999, as filed with the Securities and Exchange Commission on June 14, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BAY STATE BANCORP, INC.


                                     By:  /s/ John F. Murphy
                                          -------------------------------------
                                          John F. Murphy
                                          President and Chief Executive Officer
                                          Treasurer and Chairman of the Board
DATED:  June 15, 2001

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

Name                                                    Title                            Date
----                                                    -----                            ----
/s/ John F. Murphy                         President, Chief Executive Officer,       June 15, 2001
----------------------------------         Treasurer and Chairman of the Board
John F. Murphy                             (Principal Executive Officer)


/s/ Denise M. Renaghan                     Executive Vice President, Chief           June 15, 2001
----------------------------------         Operating Officer and Director
Denise M. Renaghan


/s/ Michael O. Gilles                      Chief Financial Officer                   June 15, 2001
----------------------------------         (Principal Accounting and
Michael O. Gilles                          Financial Officer)

/s/ Robert B. Cleary                       Director                                  June 15, 2001
----------------------------------
Robert B. Cleary


/s/ Leo F. Grace                           Director                                  June 15, 2001
----------------------------------
Leo F. Grace


/s/ Richard F. Hughes                      Director                                  June 15, 2001
----------------------------------
Richard F. Hughes


/s/ Richard F. McBride                     Director                                  June 15, 2001
----------------------------------
Richard F. McBride


/s/ Kent T. Spellman                       Director                                  June 15, 2001
----------------------------------
Kent T. Spellman