Form 10-Q
period 2001-06-30
BAY STATE BANCORP INC
filed 2001-08-13
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       or

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

     The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of August 13, 2001 was 1,757,717.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION.................................................1

  Item 1 - Condensed Consolidated Financial Statements.........................1

    Condensed Consolidated Balance Sheets - June 30, 2001
    (unaudited) and March 31, 2001.............................................1

    Condensed Consolidated Income Statements - For the three months ended June 30, 2001 and 2000 (unaudited) ..................................2

    Condensed Consolidated Statements of Cash Flows - For the
    three months ended June 30, 2001 and 2000  (unaudited) ....................3

    Condensed Consolidated Statements of Changes in Stockholders' Equity -
    For the three months ended June 30, 2001 and 2000 (unaudited) .............4

    Notes to Unaudited Condensed Consolidated Financial Statements
    for the Period Ended June 30, 2001.........................................5

  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................................7

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.........14


PART II - OTHER INFORMATION...................................................17

  Item 1 - Legal Proceedings..................................................17

  Item 2 - Changes in Securities and Use of Proceeds..........................17

  Item 3 - Defaults Upon Senior Securities....................................17

  Item 4 - Submission of Matters to a Vote of Security Holders................17

  Item 5 - Other Information..................................................17

  Item 6 - Exhibits and Reports on Form 8-K...................................17

  SIGNATURES..................................................................18

  EXHIBITS....................................................................19

    Computation of per share earnings - Exhibit 11............................19

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                       June 30,      March 31,
                                                                         2001           2001
                                                                       ---------     ---------
                                                                      (Unaudited)
ASSETS

Cash and due from banks                                                $  10,260     $   9,985
Short-term investments                                                     4,715           114
                                                                       ---------     ---------
         Cash and Cash Equivalents                                        14,975        10,099
Investment in available-for-sale securities (at fair value)               34,293        34,356
Investments in held-to-maturity securities
  (fair values of $278 and $345)                                             269           336

Stock in Federal Home Loan Bank of Boston                                  8,455         8,455
Loans receivable, net                                                    419,704       417,704
Mortgage loans held for sale                                                 702          --
Accrued interest receivable                                                3,199         3,268
Premises and equipment, net                                                3,164         3,222
Deferred tax asset, net                                                    2,841         2,816
Investment in bank owned life insurance                                    8,360         8,269
Other assets                                                               3,437         3,332
                                                                       ---------     ---------
                Total assets                                           $ 499,399     $ 491,857
                                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Deposits                                                      $ 299,233     $ 273,263
         Federal Home Loan Bank Advances                                 138,698       158,139
         Other borrowed funds                                              2,000         2,000
         Accrued expenses and other liabilities                            5,297         4,695
                                                                       ---------     ---------
                 Total liabilities                                       445,228       438,097
                                                                       ---------     ---------

Stockholders' equity:
         Common stock, par value $.01 per share,
                 2,535,232 shares issued                                      25            25
         Additional paid-in capital                                       49,215        49,275
         Retained earnings                                                25,284        24,382
         Accumulated other comprehensive income                              549           617
            Less: Unearned ESOP shares                                    (2,420)       (2,420)
               Unearned 1998 Stock-Based Incentive Plan shares            (1,133)       (1,208)
                    Treasury stock, 782,539 and 769,689 shares           (17,349)      (16,911)
                                                                       ---------     ---------
                 Total stockholders' equity                               54,171        53,760
                                                                       ---------     ---------
                 Total liabilities and stockholders' equity            $ 499,399     $ 491,857
                                                                       =========     =========

Equity-to-asset ratio                                                      10.85%        10.93%

Book value per share                                                   $   33.29     $   32.77

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                    Condensed Consolidated Income Statements
                  (Dollars in thousands, except per share data)

                                                                                  Three months ended
                                                                                       June 30,
                                                                                       --------
                                                                                   2001         2000
                                                                                   ----         ----
                                                                                       Unaudited
                                                                                       ---------
Interest income:
   Loans                                                                        $    8,813   $     8,065
   Investments                                                                         746           696
                                                                                ----------   -----------
      Total interest income                                                          9,559         8,761
                                                                                ----------   -----------
Interest expense:
   Deposits                                                                          2,837         2,655
   Borrowed funds                                                                    2,239         2,277
                                                                                ----------   -----------
      Total interest expense                                                         5,076         4,932
                                                                                ----------   -----------
      Net interest income before provision for loan losses                           4,483         3,829
Provision for loan losses                                                               62           165
                                                                                ----------   -----------
      Net interest income after provision for loan losses                            4,421         3,664
                                                                                ----------   -----------
Non-interest income:
   Service charges on deposit accounts                                                 158           100
   Net gain (loss) on trading activities                                                69           (56)
   Gain on sale of loans, net                                                            8             3
   Net increase in cash surrender value of bank owned life insurance policies           92           104
   Other income                                                                         55            41
                                                                                ----------   -----------
      Total non-interest income                                                        382           192
                                                                                ----------   -----------
      Income before non-interest expense and income taxes                            4,803         3,856
                                                                                ----------   -----------
Non-interest expense:
   Salaries and employee benefits                                                    1,833         1,701
   Occupancy and equipment expense                                                     393           349
   Advertising                                                                         153           134
   Data processing                                                                     108            71
   Professional fees                                                                   111            68
   Other expenses                                                                      290           303
                                                                                ----------   -----------
      Total non-interest expense                                                     2,888         2,626
                                                                                ----------   -----------
      Income before income taxes                                                     1,915         1,230
Income tax expense                                                                     749           423
                                                                                ----------   -----------
      Net income                                                                $    1,166   $       807
                                                                                ==========   ===========
Comprehensive net income                                                        $    1,098   $     1,138
                                                                                ==========   ===========
Weighted average basic shares outstanding                                        1,633,733     1,810,744
                                                                                ==========   ===========
Weighted average fully diluted shares outstanding                                1,721,235     1,810,744
                                                                                ==========   ===========
Basic earnings per share                                                        $     0.71   $      0.45
                                                                                ==========   ===========
Diluted earnings per share                                                      $     0.68   $      0.45
                                                                                ==========   ===========
Dividends per share                                                             $     0.15   $      0.10
                                                                                ==========   ===========


               The accompanying notesare an integral part of these
                  condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      Three months ended June 30,
                                                                                      ---------------------------
                                                                                           2001        2000
                                                                                           -----       ----
                                                                                               Unaudited
                                                                                               ---------
Net cash flows from operating activities
           Net income                                                                    $  1,166    $    807
           Adjustments to reconcile net income to net cash provided by operating activities:
                 Earned stock based incentive plan                                             66          68
                 Provision for loan losses                                                     62         165
                 Net increase in mortgage loans held-for-sale                                (702)         --
                 Depreciation and amortization                                                115          97
                 Accretion of securities, net of amortization                                 (14)        (22)
                 Change in loan fees and discounts                                             45         (73)
                 Net (gain) loss on Trading activities                                        (65)         56
                 Increase in cash surrender value B.O.L.I                                     (91)       (105)
                 Decrease (increase) in accrued interest receivable                            69        (178)
                 Decrease in deferred income tax assets, net                                   18          98
                 Increase in prepaid expense and other assets                                 (40)        (35)
                 Increase in accrued expenses and other liabilities                           529         208
                                                                                         --------    --------
         Net cash provided by operating activities                                          1,158       1,086
                                                                                         --------    --------
Net cash flows from investing activities:
                 Maturities and principal repayments on investments held to maturity           67          52
                 Maturities and principal repayments on investments available for sale      2,191       3,463
                 Purchases of investments available for sale                               (2,152)     (1,086)
                 Net increase in loans                                                     (2,107)    (12,430)
                 Payment received on other real estate owned                                   --          20
                 Capital expenditures                                                         (57)       (242)
                                                                                         --------    --------
         Net cash used in investing activities                                             (2,058)    (10,223)
                                                                                         --------    --------
Net cash flows from financing activities:
                 Net deposit activity                                                      25,970      11,012
                 Proceeds of borrowings                                                    25,000      78,000
                 Repayment of borrowings                                                  (44,441)    (73,347)
                 Net decrease in other borrowed funds                                          --      (6,071)
                 Proceeds from issuance of common stock                                       118          --
                 Dividends on common stock                                                   (264)       (196)
                 Purchases of treasury stock                                                 (607)         --
                                                                                         --------    --------
                     Net cash provided by financing activities                              5,776       9,398
                                                                                         --------    --------
Net increase in cash and cash equivalents                                                   4,876         261
Cash and cash equivalents at beginning of period                                           10,099       5,992
                                                                                         --------    --------
Cash and cash equivalents at end of period                                               $ 14,975    $  6,253
                                                                                         ========    ========
Supplemental disclosure of cash flow information:
         Cash paid during period for:
                 Interest                                                                $  5,171    $  4,903
                 Income taxes                                                            $    466    $    173


               The accompanying notesare an integral part of these
                  condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                                    Accumulated                Unearned
                                             Additional                Other                  Stock-based                Total
                                     Common   Paid-in    Retained  Comprehensive   Unearned  Incentive Plan Treasury  Stockholders'
                                      Stock   Capital    Earnings  Income (Loss)  ESOP Shares    Shares       Stock      Equity
                                    -----------------------------------------------------------------------------------------------
Balance at March 31, 2001              $25   $ 49,275    $ 25,382     $   617      $(2,420)     $(1,208)    $(16,911)   $ 53,760
  Net Income                            --         --       1,166          --           --           --           --          --
Net change in unrealized gain
  on available for sale
  securities, net of tax effect         --         --          --         (68)          --           --           --          --
   Comprehensive income                 --         --          --          --           --           --           --       1,098
Purchase of treasury stock,
  19,800 shares                         --         --          --          --           --           --         (607)       (607)
Exercise of stock options
  ssued from treasury stock             --        (51)         --          --           --           --          169         118
Dividends paid, $0.15 per share         --         --        (264)         --           --           --           --        (264)
Issuance of stock incentive
  plan shares                           --         (9)         --          --           --           75           --          66
                                    -----------------------------------------------------------------------------------------------
Balance at June 30, 2001 (Unaudited)   $25   $ 49,215    $ 25,284     $   549      $(2,420)     $(1,133)    $(17,349)   $ 54,171
                                    ===============================================================================================

                                    -----------------------------------------------------------------------------------------------
Balance at March 31, 2000              $25   $ 49,207    $ 21,600     $(1,788)     $(2,826)     $(1,681)    $(11,907)   $ 52,630
  Net Income                            --         --         807          --           --           --           --          --
Net change in unrealized loss
  on available for sale securities,
  net of tax effect                     --         --          --         331           --           --           --          --
Comprehensive income                    --         --          --          --           --           --           --       1,138
Dividends paid, $0.10 per share         --         --        (196)         --           --           --           --        (196)
Issuance of stock incentive
  plan shares                           --         (7)         --          --           --           75           --          68
                                    -----------------------------------------------------------------------------------------------
Balance at June 30, 2000 (Unaudited)   $25   $ 49,200    $ 22,211     $(1,457)     $(2,826)     $(1,606)    $(11,907)   $ 53,640
                                    ===============================================================================================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED June 30, 2001
                                   (Unaudited)

(1) Organization

     Bay State Bancorp, Inc. (the "Company" or "Bay State") was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Bank (the "Bank") as part of the Bank's conversion from the mutual form of organization to the stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Prior to the Conversion, Bay State had not engaged in any material operations.

(2) Accounting Principles

     The accompanying unaudited condensed consolidated financial statements of Bay State have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended March 31, 2001, filed with the SEC.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

(3) Stock Repurchase Program

     On March 23, 2001 the Company announced the completion of the repurchase of 97,923 shares under its sixth 5% stock repurchase program and the approval of a seventh 5% repurchase program consisting of 88,277 shares. As of August 13, 2001 approximately 36,600 shares have been repurchased under this program, at an average price of $31.84.

(4) Impact on New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

     FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method
- the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

     Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Form 10-K filing with the SEC for the fiscal year ended March 31, 2001.

     Except as required by applicable law and regulations the Company does not undertake-and specifically disclaims any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

     The Bank is a federally chartered savings bank and is subject to regulation by the OTS. The Bank's business activities are concentrated in Eastern Massachusetts through six full service retail banking offices located in Norfolk and Suffolk Counties, Massachusetts. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Bank primarily makes residential first mortgages, commercial and multi-family real estate loans and, to a lesser extent, home equity lines of credit, other consumer loans, residential construction loans, development and land loans and commercial loans. Lending operations, particularly loan originations are conducted from the retail offices and at the point of sale. Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

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

Comparison  of  Financial  Condition  at  June  30,  2001  and  March  31,  2001
(Unaudited)

     Total assets at June 30, 2001 were $499.4 million, compared to $491.9 million at March 31, 2001, an increase of 1.5%. Net loans receivable, including mortgage loans held for sale, increased $2.7 million, or 0.6%, primarily in multi-family loans, commercial real estate and construction loans. Short-term investments, which consist mainly of overnight investments, increased $4.6 million. The increase in assets was funded primarily from a $26.0 million, or 9.5%, increase in deposits, offset by a $19.4 decrease in Federal Home Loan Bank advances. The increase in deposits was a result of increased marketing efforts and competitively priced products offered by the bank. Total stockholders' equity was $54.2 million, or 10.85% of total assets, at June 30, 2001, an increase of $411,000, or 0.76%, from $53.8 million, or 10.93% of total assets, at March 31, 2001. The increase in equity was the result of the net income for the period, a small decrease in the market value of investment securities classified as available for sale, and a reduction in the stock-based benefit plans, offset by the repurchase of 12,850 shares of treasury stock at a cost of $607,000, and the payment of dividends. The Company's book value per share at June 30, 2001 was $33.29, compared to $32.77 at March 31, 2001, an increase of 1.6%.

Investments

     Short-term investments were $4.7 million at June 30, 2001, primarily consisting of overnight investments at the FHLB. This represents an increase of $4.6 million from the $114,000 at March 31, 2001. Investment securities available-for-sale decreased $63,000, or 0.18%, primarily due to a decrease in mortgage-backed securities offset by an increase in trust preferred securities.

     The Company's investment portfolio at June 30, 2001 reflects a $549,000 net unrealized gain on available-for-sale securities net of tax, compared to $617,000 at March 31, 2001.

     The table below shows the  investment  securities  portfolio at the periods
presented.   The  amortized   cost  and  estimated  fair  value  of  investments
available-for-sale were:

                                         June 30, 2001          March 31, 2001
                                     --------------------    --------------------
                                     Amortized     Fair      Amortized     Fair
                                        Cost       Value        Cost       Value
                                     ---------    -------    ---------    -------
                                                (Dollars in thousands)
Marketable equity securities          $ 7,606     $ 8,808     $ 7,496     $ 8,654

Mortgage-backed securities             11,961      12,071      14,141      14,314

Trust preferred equity securities       9,602       9,516       7,559       7,510

Corporate bonds and notes               1,454       1,426       1,452       1,408

Preferred stocks                        1,500       1,472       1,500       1,467

Government agency securities            1,000       1,000       1,000       1,003
                                      -------     -------     -------     -------

Total                                 $33,123     $34,293     $33,148     $34,356
                                      =======     =======     =======     =======

     The amortized cost and estimated market values of investments held-to-maturity were:

                                                      June 30, 2001         March 31, 2001
                                                    -----------------     ------------------
                                                    Amortized    Fair     Amortized    Fair
                                                      Cost      Value       Cost       Value
                                                     -----      -----      ------      -----
                                                             (Dollars in thousands)
Mortgage-backed and mortgage-related securities       $269       $278       $336       $345
                                                      ----       ----       ----       ----

Total Mortgage-backed and mortgage related
Securities                                            $269       $278       $336       $345
                                                      ====       ====       ====       ====


Loans

     During the first quarter of fiscal year 2002, net loans receivable, including mortgage loans held for sale, increased by $2.7 million, or 0.6%, as detailed below:


                                                     June 30,     % of total      March 31,        % of total
                                                       2001         Loans           2001              Loans
                                                     --------       -----         --------         ----------
                                                                     (Dollars in thousands)
Mortgage loans:

         Residential 1 - 4 family                    $190,566       43.71%        $205,284           47.93%

         Multi-family                                  94,713       21.72           87,040           20.32

         Commercial real estate                       102,904       23.60           98,566           23.01

         Construction and development/land             25,570        5.86           17,319            4.04
                                                     --------      ------         --------          ------
              Total mortgage loans                    413,753       94.89          408,209           95.30

Commercial loans                                        5,870        1.35            3,893            0.91
Consumer loans:

         Equity lines                                  11,932        2.74           11,819            2.76
         Other consumer loans                           4,435        1.02            4,397            1.03
                                                     --------      ------         --------          ------

              Total loans                             435,990      100.00%         428,318          100.00%
                                                                   ------                           ------
Deduct:

         Allowance for loan losses                      4,280                        4,258

         Undisbursed proceeds of construction
           and development loans in process            11,759                        6,154

         Unearned income, net                             247                          202
                                                     --------                     --------

              Loans, net                              419,704                      417,704
                                                     --------                     --------

         Mortgage loans held-for-sale                     702                           --
                                                     --------                     --------

Loans, net and mortgage loans held-for-sale          $420,406                     $417,704
                                                     ========                     ========

     At June 30, 2001 loans serviced for others was $22.9 million, compared to $22.6 million at March 31, 2001.

Asset Quality

     At June 30, 2001 non-performing assets totaled $233,000, a decrease of $135,000, or 36.7%, from $368,000 at March 31, 2001. Non-performing assets consist of all loans that are delinquent 90 days or more, and any real estate owned. This decrease was the result of certain non-accrual loans being brought current and paid off, and the charge-off of two consumer loans. The Bank had no other real estate owned at June 30, 2001 and March 31, 2001. At June 30, 2001, non-performing assets represented 0.05% of total assets and 0.06% of loans receivable net, compared to 0.07% and 0.09%, respectively, at March 31, 2001.

     The  composition  of  non-performing   assets,   which  consist  solely  of
non-performing loans for the periods presented was:



                                             June 30,       March 31,
                                          2001      2000      2001
                                          ----     ------     ----
                                           (Dollars in thousands)

Non-accrual loans:
     Mortgage Loans:
      One-to-four-family                  $233     $1,036     $320
      Multi-family                          --         --       --
      Commercial real estate                --        443       --
      Construction and development          --         --       --
                                          ----     ------     ----
         Total mortgage loans              233      1,479      320
                                          ----     ------     ----
     Consumer Loans:
      Equity lines                          --         --       20
      Other consumer loans                  --         50       28
                                          ----     ------     ----
         Total consumer loans               --         50       48
                                          ----     ------     ----
         Total non-accrual loans           233      1,529      368
                                          ----     ------     ----
Real estate owned, net                      --         42       --
                                          ----     ------     ----
Total non-performing assets               $233     $1,571     $368
                                          ====     ======     ====

Non-performing assets as a percentage of:
      Loans receivable, net               0.06%      0.39%    0.09%
      Total assets                        0.05       0.34     0.07

The following represents the activity in the allowance for loan losses for the three months ended June 30, 2001:

                                      (Dollars in thousands)

      Balance at March 31, 2001               $4,258

      Provision for loan losses                   62

      Losses charged to allowance                (40)
      Recoveries                              ------
      Balance at June 30, 2001                $4,280
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

Deposits and Borrowed Funds

     Deposits increased during the three-month period ending June 30, 2001, as detailed below:

                                 June 30,     % of total      March 31,     % of total
                                   2001        deposits         2001         deposits
                                   ----        --------         ----         --------
                                               (Dollars in thousands)
Regular savings accounts         $ 27,762         9.28%       $ 28,031        10.26%
NOW accounts                       37,457        12.52          30,146        11.03
Money market accounts              94,731        31.66          77,857        28.49
Non-interest bearing deposits      14,096         4.71          11,721         4.29
                                 --------       ------        --------       ------
                                  174,046        58.17         147,755        54.07
Term deposits                     125,187        41.83         125,508        45.93
                                 --------       ------        --------       ------
         Total deposits          $299,233       100.00%       $273,263       100.00%
                                 ========       ======        ========       ======

     During the period, FHLB advances decreased $19.4 million, or 12.3%.

Comparison  of  Operating  Results for the Three  Months ended June 30, 2001 and
2000.

General
     Consolidated net income for the three months ended June 30, 2001 totaled $1.2 million, or $0.71 per basic earnings per share and $0.68 fully diluted per share, compared to $807,000, or $0.45 per basic earnings per share and fully diluted per share, for the same period last year. This represents an increase of $359,000, or 44.5%, in net income, a $0.26 or 57.8% increase in basic earnings per share and a $0.23 or 51.1% fully diluted per share. The increase was primarily due to higher net interest income due to an increase in the average balance of interest earning assets, an improving net interest margin and spread, increased fees and non-interest income, and a decrease in the provision for loan losses, offset in part by higher income taxes and an increase in non-interest expense.

Interest Income
     Interest income for the three months ended June 30, 2001 increased $798,000, or 9.1%, to $9.6 million, compared to $8.8 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, which increased from $438.1 million for the quarter ended June 30, 2000 to $459.2 million for the quarter ended June 30, 2001, an increase of $21.1 million, or 4.8%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of loans, net of $19.5 million, or 5.0%, and an increase in Federal Funds sold and interest earning deposits of $1.2 million, or 71.8%. The yield on interest-earning assets increased 33 basis points to 8.33%.

Interest Expense
     Interest expense for the three months ended June 30, 2001 increased $144,000, or 2.9%, to $5.1 million compared to $4.9 million for the same period last year. The increase in interest expense was the net result of a $18.6 million, or 4.7%, increase in the average balance of interest-bearing liabilities which increased from $396.9 million for the three months ended June 30, 2000 to $415.5 million for the three months ended June 30, 2001, and a decrease of 8 basis points in the cost of funds to 4.89%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of deposits of $17.0 million, or 7.0%, and the average balance of FHLB advances and other borrowings of $1.7 million, or 1.1%.

Net interest income
     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the three months ended June 30,                            2001                                2000
                                              ----------------------------------      -------------------------------
                                                             Interest                            Interest
                                               Average        Income/     Yield/      Average     Income/       Yield/
                                               balance       expense       rate       balance     expense        rate
                                              --------      --------      ------      -------     -------        ----
                                                                     (Dollars in thousands)
     Asset
     Interest-earning assets:
     Short-term investments                   $  2,138      $     18       3.37%      $  1,692    $    26        6.15%
     Interest-earning deposits                     769            10       5.20             --         --          --
     Taxable investment securities              24,475           449       7.34         21,365        369        6.91
     Mortgage backed & related securities       17,637           269       6.10         20,375        301        5.91
     Loans (net of unearned income)            414,190         8,813       8.51        394,652      8,065        8.17
                                              --------      --------                  --------    -------
     Total interest-earning assets             459,209         9,559       8.33        438,084      8,761        8.00
                                                            --------                              -------
     Non interest-earning assets                32,507                                  26,928
                                              --------                                --------
           Total                              $491,716                                $465,012
                                              ========                                ========
     Liabilities and Equity
     Interest-bearing liabilities:
           Now accounts                       $ 27,194      $     63       0.93%      $ 22,645    $    63        1.11%
           Regular savings accounts             27,255           134       1.97         26,225        135        2.06
           Money market accounts                82,123           902       4.39         69,233        741        4.28
           Certificate accounts                123,957         1,738       5.61        125,462      1,716        5.47
                                              --------      --------       ----       --------    -------        ----
     Total interest-bearing deposits           260,529         2,837       4.36        243,565      2,655        4.36
           FHLB advances                       153,017         2,214       5.72        147,391      2,191        5.88
           Other borrowings                      2,000            25       4.95          5,956         86        5.71
                                              --------      --------                  --------    -------
     Total interest-bearing liabilities        415,546         5,076       4.89        396,912      4,932        4.97
                                                            --------                              -------
           Demand deposits                      11,674                                   6,593
           Other liabilities                    10,522                                   8,213
           Equity                               53,974                                  53,294
                                              --------                                --------
           Total                              $491,716                                $465,012
                                              ========                                ========
     Net interest income                                    $  4,483                              $3,829
                                                            -------                               ------
     Interest rate spread                                                  3.44%                                 3.03%
                                                                           ----                                  ----
     Net interest margin                                                   3.90%                                 3.50%
                                                                           ----                                  ----

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

                                           Quarter ended June 30,
                                               2001 vs. 2000
                                               -------------
                                      Change due to Increase (Decrease)
                                      --------------------------------
                                          Volume     Net       Rate
                                          ------     ---       ----
                                            (Dollars in thousands)
Interest income:
         Loans                            $ 408     $ 340     $ 748
         Interest earning deposits           10        --        10
         Federal Funds sold                  11       (19)       (8)
         Taxable investment securities       56        24        80
         Mortgage-backed securities         (42)       10       (32)
                                          -----     -----     -----
              Total                         443       355       798
                                          -----     -----     -----
Interest expense:
         Deposits                           128        54       182
         Borrowings                          27       (65)      (38)
                                          -----     -----     -----
              Total                         155       (11)      144
                                          -----     -----     -----
Net interest income                       $ 288     $ 366     $ 654
                                          =====     =====     =====

Provision for Loan Losses

     Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for loan losses totaled $62,000 for the quarter ended June 30, 2001, compared to $165,000 for the same period last year. The provision reflects management's analysis of the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The current level of provision is reflective of the increase in the overall size and mix of the loan portfolio and the decline in non-performing loans during the period. The decrease from the level added during the last fiscal year is directly related to the lower net growth in the loan portfolio from the same period last year.

     The allowance for loan losses was $4.3 million at June 30, 2001 and March 31, 2001, respectively, which represents 1,836.9% of non-performing assets and 1.01% of total loans at June 30, 2001, compared to 1,157.1% of non-performing assets and 1.01% of total loans at March 31, 2001.

     While management believes the Banks allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future losses incurred by the Bank, or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ from the economic and other conditions analyzed by management to determine the current level of the allowance for loan losses.

Non-interest income

     Total   non-interest   income,  net  of  gains  and  losses  on  investment
activities, was $313,000 for the quarter ended June 30, 2001, compared to $248,000 for the same period last year, an increase of $65,000, or 26.2%. These changes were primarily a result of an increase in fees on loans and deposit accounts and tax-advantaged income received on bank owned life insurance policies. The Company recognized a $69,000 gain on trading activities for the period ended June 30, 2001, compared to a $56,000 loss for the same period last year. These gains and losses represent the change in the market value of the assets supporting certain employee benefit plans.

Non-interest expense

     Total non-interest expense was $2.9 million for the quarter ended June 30, 2001, compared to $2.6 million for the same period last year. Total salaries and benefits increased $132,000, or 7.8%, primarily the result of a general increase in salaries and benefits due to the increased number of employees and an increase in the costs associated with the Bank's ESOP plan due to the increased stock price. Occupancy and equipment expense totaled $393,000, compared to $349,000 for the same period last year, an increase of $44,000, or 12.6%. This increase was the result of the increased level of depreciation on building and leasehold improvements associated with the addition of the new Walpole branch, and the relocation of the Dedham branch. Advertising expense totaled $153,000, compared to $134,000 for the same period last year, an increase of $19,000, or 14.2%, primarily a result of retail deposit promotions being offered by the bank. Data processing expense increased $37,000, or 52.1% as a result of the new retail deposit products and services being offered and the increased level of deposit and loan accounts. Other expenses, including professional fees, increased $30,000, or 8.1%.

Income Taxes

     Income  taxes for the three  months  ended June 30,  2001 were  $749,000 on pretax income of $1.9 million, for an effective rate of 39.1%, compared to $423,000 on pretax income of $1.2 million, for an effective rate of 34.4% for the same period last year. The change in effective tax rates from year to year was a result of the development of a valuation allowance on the deferred tax asset for the contribution deduction carryover and the increase in non-deductible expense portion associated with the Bank's ESOP plan.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Management is responsible for monitoring and limiting the Bank's exposure to interest rate risk within established guidelines while maximizing net interest income. The Bank will continue to monitor its interest rate risk sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's Form 10-K for the year ended March 31, 2001.

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

Gap Analysis.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." Assets and liabilities are said to be interest rate sensitive within a specific time period if they will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2001, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a negative 15.2%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

                                                              More         More          More
                                                              than         than          than
                                                             1 Year       3 Years        5 Years     Greater
                                              1 Year           to            to            to          than       Total
                                              or Less        3 Years      5 Years       15 Years     15 Years     Amount
                                             -----------------------------------------------------------------------------
                                                                         (Dollars in thousands)
  Interest-earning assets:
   Short-term investments ...............    $   4,715      $     --     $      --      $     --     $    --     $  4,715
   Investment in B.O.L.I ................        8,360            --            --            --          --        8,360
   Taxable investment Securities ........       11,573           497           957         8,135          --       21,162
   Mortgage-backed securities ...........           --            --            --         3,501       8,729       12,230
   Stock in FHLB-Boston .................        8,455            --            --            --          --        8,455
   Loans (1) ............................      109,122        78,101        68,389       105,862      62,277      423,751
                                             ---------      --------      --------      --------     -------     --------
      Total interest-earning assets .....    $ 142,225      $ 78,598     $  69,346      $117,498     $71,006     $478,673
                                             =========      ========      ========      ========     =======     ========
  Interest-bearing liabilities:
   Money market accounts ................    $  75,785      $ 14,217     $   4,729      $     --     $    --     $ 94,731
   Regular savings accounts .............        4,163         8,329         8,329         6,941          --       27,762
   NOW accounts .........................        1,872         3,746         3,746         9,364      18,729       37,457
   Certificate accounts .................      107,121        13,716         4,350            --          --      125,187
   Other borrowed funds .................        2,000            --            --            --          --        2,000
   FHLB advances ........................       27,328        41,370        70,000            --          --      138,698
                                             ---------      --------      --------      --------     -------     --------
      Total interest-bearing liabilities     $ 218,269      $ 81,378     $  91,154      $ 16,305     $18,729     $425,835
                                             =========      ========      ========      ========     =======     ========
  Interest-earning assets less
   interest-bearing liabilities .........    $ (76,044)     $ (2,780)      (21,808)     $101,193     $52,277     $ 52,838
                                             =========      ========      ========      ========     =======     ========
  Cumulative interest-rate
   sensitivity gap ......................    $ (76,044)     $(78,824)    $(100,632)     $    561     $52,838
                                             =========      ========      ========      ========     =======
  Cumulative interest-rate gap as
   a percentage of total assets .........       (15.22)%      (15.78)%      (20.15)%        0.11%      10.58%
  Cumulative interest-rate gap as
   a percentage of total interest-
   earning assets .......................       (15.89)%      (16.47)%      (21.02)%        0.12%      11.04%
  Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities ..........................        65.16%        73.69%        74.25%       100.14%     112.41%

-------------
  (1) Excludes non-accrual loans

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


                                   Bay State Bancorp, Inc.


August 13, 2001                    \s\ John F. Murphy
----------------------             ---------------------
Date                               John F. Murphy
                                   Chairman, President, and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

August 13, 2001                    \s\ Michael O. Gilles
----------------------             ---------------------
Date                               Michael O. Gilles
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)