Form 10-Q
period 2001-09-30
BAY STATE BANCORP INC
filed 2001-11-13
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

     The number of shares of common stock outstanding of each of the issuer's classes of common stock, as of November 9, 2001 was 1,651,290.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION................................................1

  Item 1 - Condensed Consolidated Financial Statements........................1

     Condensed Consolidated Balance Sheets - September 30, 2001
     (unaudited) and March 31, 2001...........................................1

     Condensed Consolidated Income Statements - For the three and six months ended September 30, 2001 and 2000 (unaudited).....................2

     Condensed Consolidated Statements of Cash Flows - For the six
     months ended September 30, 2001 and 2000 (unaudited).....................3

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
     For the six months ended September 30, 2001 and 2000 (unaudited) ........4

     Notes to Unaudited Condensed Consolidated Financial Statements for
     the Period Ended September 30, 2001......................................5

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................7

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk........16

PART II - OTHER INFORMATION..................................................19

  Item 1 - Legal Proceedings.................................................19

  Item 2 - Changes in Securities and Use of Proceeds.........................19

  Item 3 - Defaults Upon Senior Securities...................................19

  Item 4 - Submission of Matters to a Vote of Security Holders...............19

  Item 5 - Other Information.................................................19

  Item 6 - Exhibits and Reports on Form 8-K..................................19

  SIGNATURES.................................................................20

  EXHIBITS...................................................................21

    Computation of per share earnings - Exhibit 11...........................21

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements


                    Bay State Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)


                                                                             September 30,       March 31,
                                                                                  2001             2001
                                                                               ---------        ---------
                                                                              (Unaudited)
ASSETS

Cash and due from banks                                                        $   7,668        $   9,985
Short-term investments                                                               117              114
                                                                               ---------        ---------
   Cash and Cash Equivalents                                                       7,785           10,099
Investment in available-for-sale securities (at fair value)                       31,704           34,356
Investments in held-to-maturity securities (fair values of $234 and $345)            222              336
Stock in Federal Home Loan Bank of Boston                                          8,455            8,455
Loans receivable, net                                                            435,748          417,704
Mortgage loans held for sale                                                         682               --
Accrued interest receivable                                                        3,424            3,268
Premises and equipment, net                                                        3,089            3,222
Deferred tax asset, net                                                            2,688            2,816
Investment in bank owned life insurance                                            8,452            8,269
Other assets                                                                       3,357            3,332
                                                                               ---------        ---------
                Total assets                                                   $ 505,606        $ 491,857
                                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                    $ 312,210        $ 273,263
   Federal Home Loan Bank Advances                                               132,969          158,139
   Other borrowed funds                                                            2,000            2,000
   Accrued expenses and other liabilities                                          5,366            4,695
                                                                               ---------        ---------
         Total liabilities                                                       452,545          438,097
                                                                               ---------        ---------
Stockholders' equity:
   Common stock, par value $.01 per share,
      2,535,232 shares issued                                                         25               25
   Additional paid-in capital                                                     49,198           49,275
   Retained earnings                                                              26,293           24,382
   Accumulated other comprehensive income                                            806              617
   Less: Unearned ESOP shares                                                     (2,420)          (2,420)
      Unearned 1998 Stock-Based Incentive Plan shares                             (1,058)          (1,208)
      Treasury stock, 853,442 and 769,689 shares                                 (19,783)         (16,911)
                                                                               ---------        ---------
         Total stockholders' equity                                               53,061           53,760
                                                                               ---------        ---------
         Total liabilities and stockholders' equity                            $ 505,606        $ 491,857
                                                                               =========        =========
Equity-to-asset ratio                                                              10.49%           10.93%

Book value per share                                                           $   34.09        $   32.77


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                    Condensed Consolidated Income Statements
                  (Dollars in thousands, except per share data)


                                                                 Three months ended          Six months ended
                                                                    September 30,              September 30,
                                                             -------------------------   -------------------------
                                                                 2001          2000          2001          2000
                                                             -----------    ----------   -----------    ----------
                                                                                  (Unaudited)
Interest income:
   Loans                                                     $     8,768    $    8,510   $    17,581    $   16,575
   Investments                                                       703           715         1,449         1,411
                                                             -----------    ----------   -----------    ----------
      Total interest income                                        9,471         9,225        19,030        17,986
                                                             -----------    ----------   -----------    ----------
Interest expense:
   Deposits                                                        2,813         2,887         5,650         5,542
   Borrowed funds                                                  1,960         2,494         4,199         4,771
                                                             -----------    ----------   -----------    ----------
      Total interest expense                                       4,773         5,381         9,849        10,313
                                                             -----------    ----------   -----------    ----------
      Net interest income before provision for loan losses         4,698         3,844         9,181         7,673

Provision for loan losses                                             75           150           137           315
                                                             -----------    ----------   -----------    ----------
      Net interest income after provision for loan losses          4,623         3,694         9,044         7,358
                                                             -----------    ----------   -----------    ----------
Non-interest income:
   Service charges on deposit accounts                               118           105           276           205
   Unrealized (loss) gain on trading securities                     (132)           99           (63)           37
   Gain on sale of investments and other assets                      142            40           142            40
   Gain on sale of loans                                              20             4            28             7
   Net increase in cash surrender value of bank owned life
      insurance policies                                              92           104           184           208
   Other income                                                       59            59           114           106
                                                             -----------    ----------   -----------    ----------
      Total non-interest income                                      299           411           681           603
                                                             -----------    ----------   -----------    ----------
      Income before non-interest expense and income taxes          4,922         4,105         9,725         7,961
                                                             -----------    ----------   -----------    ----------
Non-interest expense:
   Salaries and employee benefits                                  1,722         1,757         3,555         3,458
   Occupancy and equipment expense                                   417           379           810           728
   Professional fees                                                 106            77           217           145
   Advertising                                                       128           119           281           253
   Data processing                                                   118            92           226           163
   Other expenses                                                    330           315           620           618
                                                             -----------    ----------   -----------    ----------
      Total non-interest expense                                   2,821         2,739         5,709         5,365
                                                             -----------    ----------   -----------    ----------
      Income before income taxes                                   2,101         1,366         4,016         2,596

Income tax expense                                                   826           510         1,575           933
                                                             -----------    ----------   -----------    ----------
      Net income                                             $     1,275    $      856   $     2,441    $    1,663
                                                             ===========    ==========   ===========    ==========
Comprehensive net income                                     $     1,532    $    1,949   $     2,630    $    3,087
                                                             ===========    ==========   ===========    ==========

Weighted average basic shares outstanding                      1,611,448     1,787,953     1,622,529     1,799,301
                                                             ===========    ==========   ===========    ==========

Weighted average fully diluted shares outstanding              1,705,798     1,834,490     1,713,455     1,821,452
                                                             ===========    ==========   ===========    ==========

Basic earnings per share                                     $      0.79    $     0.48   $      1.50    $     0.92
                                                             ===========    ==========   ===========    ==========

Diluted earnings per share                                   $      0.75    $     0.47   $      1.42    $     0.91
                                                             ===========    ==========   ===========    ==========

Dividends per share                                          $      0.15    $     0.10   $      0.30    $     0.20
                                                             ===========    ==========   ===========    ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                      Six months ended
                                                                                        September 30,
                                                                                    ---------------------
                                                                                      2001        2000
                                                                                    --------    ---------
                                                                                         Unaudited
Net cash flows from operating activities:
   Net income                                                                       $  2,441    $   1,663

Adjustments to reconcile net income to net cash provided by operating activities:
      Earned stock based incentive plan                                                  132          134
      Provision for loan losses                                                          137          315
      Net increase in mortgage loans held-for-sale                                      (682)          --
      Gain on sale of other real estate owned                                             --           (7)
      Gain on sale of investments                                                        (70)         (40)
      Gain on sale of other assets                                                       (72)          --
      Depreciation and amortization                                                      231          208
      Accretion of securities, net of amortization                                       (25)         (35)
      Change in loan fees and discounts                                                   59            9
      Net change in trading securities                                                    36          (12)
      Increase in cash surrender value B.O.L.I                                          (183)        (209)
      Increase in accrued interest receivable                                           (156)        (571)
      Decrease in deferred income tax assets, net                                         32           95
      Increase in prepaid expense and other assets                                       (78)        (104)
      Increase in accrued expenses and other liabilities                                 521          614
                                                                                    --------    ---------
   Net cash provided by operating activities                                           2,323        2,060
                                                                                    --------    ---------
Net cash flows from investing activities:
      Maturities and principal repayments on investments held
         to maturity                                                                     114           93
      Maturities and principal repayments on investments available
         for sale                                                                      5,355        4,451
      Proceeds from sales of available-for-sale securities                                72        1,205
      Purchases of Federal Home Loan Bank stock                                           --         (270)
      Purchases of investments available-for-sale                                     (2,248)      (3,185)
      Net decrease (increase) in loans                                                   613       (4,820)
      Proceeds from sale of other assets                                                  92           --
      Loans purchased                                                                (18,853)     (17,337)
      Payment received on other real estate owned                                         --           20
      Proceeds from sales of other real estate owned                                      --           49
      Capital expenditures                                                               (98)        (418)
                                                                                    --------    ---------
   Net cash used in investing activities                                             (14,953)     (20,212)
                                                                                    --------    ---------
Net cash flows from financing activities:
      Net deposit activity                                                            38,947       21,217
      Proceeds of borrowings                                                          46,393      143,000
      Repayment of borrowings                                                        (71,563)    (129,109)
      Net decrease in other borrowed funds                                                --       (5,846)
      Proceeds from issuance of common stock                                             161           --
      Dividends on common stock                                                         (530)        (389)
      Purchases of treasury stock                                                     (3,092)      (1,470)
                                                                                    --------    ---------
   Net cash provided by financing activities                                          10,316       27,403
                                                                                    --------    ---------
Net (decrease) increase in cash and cash equivalents                                  (2,314)       9,251
Cash and cash equivalents at beginning of period                                      10,099        5,992
                                                                                    --------    ---------
Cash and cash equivalents at end of period                                          $  7,785    $  15,243
                                                                                    ========    =========
Supplemental disclosures of cash flow information:
   Cash paid during period for:
      Interest                                                                      $ 10,051    $  10,222
      Income taxes                                                                  $  1,697    $   1,128
   Loans transferred to other real estate owned                                     $     --    $      68


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                                  Unearned
                                                                            Accumulated            Stock-
                                                                               Other                based
                                                    Additional            Comprehensive Unearned  Incentive                Total
                                             Common  Paid-in     Retained     Income      ESOP      Plan      Treasury Stockholders'
                                             Stock   Capital     Earnings     (Loss)     Shares    Shares      Stock       Equity
                                             ---------------------------------------------------------------------------------------
Balance at March 31, 2001                     $ 25   $ 49,275    $ 24,382    $   617    $(2,420)   $(1,208)   $(16,911)   $ 53,760
  Net Income                                    --         --       2,441         --         --         --          --          --
Net change in unrealized gain on available
  for sale securities, net of tax effect        --         --          --        189         --         --          --          --
     Comprehensive income                       --         --          --         --         --         --          --       2,630
  Purchase of treasury stock, 83,753 shares     --         --          --         --         --         --      (3,092)     (3,092)
  Exercise of stock options issued from
    treasury stock                              --        (59)         --         --         --         --         220         161
  Dividends paid, $0.30 per share               --         --        (530)        --         --         --          --        (530)
  Issuance of stock incentive plan shares       --        (18)         --         --         --        150          --         132
                                             ---------------------------------------------------------------------------------------
Balance at September 30, 2001 (Unaudited)     $ 25   $ 49,198    $ 26,293    $   806    $(2,420)   $(1,058)   $(19,783)   $ 53,061
                                             =======================================================================================

                                             ---------------------------------------------------------------------------------------
Balance at March 31, 2000                     $ 25   $ 49,207    $ 21,600    $(1,788)   $(2,826)   $(1,681)   $(11,907)   $ 52,630

  Net Income                                    --         --       1,663         --         --         --          --          --
Net change in unrealized loss on available
  for sale securities, net of tax effect        --         --          --      1,424         --         --          --          --
     Comprehensive income                       --         --          --         --         --         --          --       3,087
  Purchase of treasury stock, 59,900 shares     --         --          --         --         --         --      (1,470)     (1,470)
  Dividends paid, $0.20 per share               --         --        (389)        --         --         --          --        (389)
  Issuance of stock incentive plan shares       --        (15)         --         --         --        149          --         134
                                             ---------------------------------------------------------------------------------------
Balance at September 30, 2000 (Unaudited)     $ 25   $ 49,192    $ 22,874    $  (364)   $(2,826)   $(1,532)   $(13,377)   $ 53,992
                                             =======================================================================================


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED September 30, 2001
                                   (Unaudited)


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

(2)  Accounting Principles

     The accompanying unaudited condensed consolidated financial statements of Bay State have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

     For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended March 31, 2001, filed with the SEC.

     The  year-end  condensed  balance  sheet  data  was  derived  from  audited
financial  statements,   but  does  not  include  all  disclosures  required  by
accounting principles generally accepted in the United States of America.

(3)  Stock Repurchase Program

     On September 26, 2001 the Company announced the completion of the repurchase of 88,277 shares under its seventh 5% stock repurchase program and the approval of an eighth 5% repurchase program consisting of 84,315 shares. As of November 9, 2001 approximately 38,500 shares have been repurchased under this program, at an average price of $34.88.

(4)  Impact on New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

     FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The effect of this statement did not have a material impact on the Company's financial position or result of operations.

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

     Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002 Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

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

     Except as required by applicable law and regulations the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at September 30, 2001 and March 31, 2001 (Unaudited)

     Total assets at September 30, 2001 were $505.6 million, compared to $491.9 million at March 31, 2001, an increase of 2.8%. Net loans receivable, including mortgage loans held for sale, increased $18.7 million, or 4.5%, primarily in multi-family loans, commercial real estate and construction loans. The increase in assets was funded primarily from a $38.9 million, or 14.3%, increase in deposits, which was also used to reduce Federal Home Loan Bank advances by $25.2 million, or 15.9%. The increase in deposits was a result of increased marketing efforts, competitively priced products offered by the Bank and continued customer migration resulting from merger activity in the Bank's primary market area. Total stockholders' equity was $53.1 million, or 10.49% of total assets, at September 30, 2001, a decrease of $699,000, or 1.3%, from $53.8 million, or 10.93% of total assets, at March 31, 2001. The net decrease in equity was the result of the increase in treasury stock of 83,753 shares at cost of $3.1 million and the payment of dividends, offset by net income for the period, an increase in the market value of investment securities classified as available for sale, and a reduction in the stock-based benefit plans. The Company's book value per share at September 30, 2001 was $34.09, compared to $32.77 at March 31, 2001, an increase of 4.0%.

Investments

     Investment securities available-for-sale decreased $2.7 million, or 7.7%, primarily due to a decrease in Government Securities and Mortgage Back Securities, offset by an increase in Trust Preferred Securities.

     The Company's investment portfolio at September 30, 2001 reflects a $806,000 net unrealized gain on available-for-sale securities net of tax, compared to $617,000 at March 31, 2001.

     The table  below shows the  investment  securities  portfolio  at the dates
presented.   The  amortized   cost  and  estimated  fair  value  of  investments
available-for-sale were:


                                         September 30, 2001     March 31, 2001
                                          -----------------   ------------------
                                          Amortized    Fair   Amortized    Fair
                                             Cost     Value      Cost     Value
                                           -------   -------   -------   -------
                                                       (in thousands)

Marketable equity securities               $ 7,699   $ 8,879   $ 7,496   $ 8,654

Mortgage-backed securities                   9,805    10,145    14,141    14,314

Trust preferred equity securities            9,602     9,794     7,559     7,510

Corporate bonds and notes                    1,455     1,413     1,452     1,408

Preferred stocks                             1,500     1,473     1,500     1,467
Government agency securities                    --        --     1,000     1,003
                                           -------   -------   -------   -------
Total                                      $30,061   $31,704   $33,148   $34,356
                                           =======   =======   =======   =======

     The   amortized   cost  and   estimated   market   values  of   investments
held-to-maturity were:


                                        September 30, 2001       March 31, 2001
                                         -----------------     -----------------
                                         Amortized    Fair     Amortized    Fair
                                           Cost      Value       Cost      Value
                                           ----       ----       ----       ----
                                                     (in thousands)

Mortgage-backed and mortgage-
  related securities                       $222       $234       $336       $345
                                           ----       ----       ----       ----
Total Mortgage-backed and
  mortgage related Securities              $222       $234       $336       $345
                                           ====       ====       ====       ====

Loans

     During the six-month period ended September 30, 2001, net loans receivable, including mortgage loans held for sale, increased by $18.7 million, or 4.5%, as detailed below:

                                               September 30,    % of total       March 31,     % of total
                                                   2001           Loans            2001           Loans
                                                 --------      -----------       --------      -----------
                                                                (Dollars in thousands)
Mortgage loans:
   Residential 1 - 4 family                      $188,831            41.86%      $205,284            47.93%
   Multi-family                                    94,978            21.05         87,040            20.32
   Commercial real estate                         114,473            25.37         98,566            23.01
   Construction and development/land               24,282             5.38         17,319             4.04
                                                 --------         --------       --------         --------
      Total mortgage loans                        422,564            93.66        408,209            95.30

Commercial loans                                   10,967             2.43          3,893             0.91
Consumer loans:
   Equity lines                                    12,532             2.78         11,819             2.76
   Other consumer loans                             5,065             1.13          4,397             1.03
                                                 --------         --------       --------         --------
      Total loans                                 451,128           100.00%       428,318           100.00%
                                                                  ========                        ========
Deduct:
   Allowance for loan losses                        4,353                           4,258
   Undisbursed proceeds of construction
      and development loans in process             10,766                           6,154
   Unearned income, net                               261                             202
                                                 --------                       ---------
      Loans, net                                  435,748                         417,704
                                                                                ---------
   Mortgage loans held-for-sale                       682                              --
                                                 --------                       ---------
Loans, net and mortgage loans held-for-sale      $436,430                       $ 417,704
                                                 ========                       =========

     At September 30, 2001 loans serviced for others was $23.9 million, compared to $22.6 million at March 31, 2001.

Asset Quality

     At September 30, 2001 non-performing assets totaled $59,000, a decrease of $309,000, or 84.0%, from $368,000 at March 31, 2001. Non-performing assets consist of all loans that are delinquent 90 days or more, and any real estate owned. This decrease was the result of certain non-accrual loans being brought current and paid off, and the charge-off of certain consumer loans. The Bank had no other real estate owned at September 30, 2001 and March 31, 2001. At September 30, 2001, non-performing assets represented 0.01% of total assets and 0.01% of loans receivable net, compared to 0.07% and 0.09%, respectively, at March 31, 2001.

     The  composition  of  non-performing   assets,   which  consist  solely  of
non-performing loans for the dates presented was:


                                                 September 30,        March 31,
                                               2001         2000        2001
                                              ------       ------      ------
                                                    (Dollars in thousands)

Non-accrual loans:
        Mortgage Loans:
            One-to-four-family                $   19       $  568       $ 320
            Multi-family                          --           --           --
            Commercial real estate                --          818           --
            Construction and development          --           --           --
                                              ------       ------       ------
               Total mortgage loans               19        1,386          320

        Consumer Loans:
            Equity lines                          40           20           20
            Other consumer loans                  --           50           28
                                              ------       ------       ------
               Total consumer loans               40           70           48
                                              ------       ------       ------
               Total non-accrual loans            59        1,456          368
Real estate owned, net                            --           68           --
                                              ------       ------       ------
Total non-performing assets                   $   59       $1,524       $  368
                                              ======       ======       ======
Non-performing assets as a percentage of:
            Loans receivable, net               0.01%        0.35%      0.09%
            Total assets                        0.01         0.31       0.07


The following represents the activity in the allowance for loan losses for the six months ended September 30, 2001:

                                                           (in thousands)
            Balance at March 31, 2001                          $4,258
            Provision for loan losses                             137
            Losses charged to allowance                           (42)
            Recoveries                                             --
                                                               ------
            Balance at September 30, 2001                      $4,353
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

Deposits and Borrowed Funds

As of September 30, 2001 and March 31, 2001 deposits are as follows:

                                     September 30,    % of total      March 31,      % of total
                                          2001         deposits         2001          deposits
                                     -------------    ----------      ---------      ----------
                                                             (Dollars in thousands)
Regular savings accounts                $ 28,919         9.26%       $ 28,031            10.26%
NOW accounts                              33,024        10.58          30,146            11.03
Money market accounts                    105,248        33.71          77,857            28.49
Non-interest bearing deposits             17,611         5.64          11,721             4.29
                                        --------       ------        --------           ------
                                         184,802        59.19         147,755            54.07
Term deposits                            127,408        40.81         125,508            45.93
                                        --------       ------        --------           ------
            Total deposits              $312,210       100.00%       $273,263           100.00%
                                        ========       ======        ========           ======

     During the period, FHLB advances decreased $25.2 million, or 15.9%.

Comparison of Operating Results for the Three Months ended September 30, 2001 and 2000.

General

     Consolidated net income for the three months ended September 30, 2001 totaled $1.3 million, or $0.79 basic and $0.75 fully diluted earnings per share, compared to $856,000, or $0.48 basic and $0.47 fully diluted earnings per share, for the same period last year. This represents an increase of $419,000, or 48.9%, in net income, a $0.31, or 64.6%, increase in basic earnings per share and a $0.28, or 59.6%, fully diluted earnings per share. The increase was primarily due to higher net interest income due to an increase in the average balance of interest earning assets, an improving net interest margin and spread, a decrease in the provision for loan losses, offset in part by higher income taxes, lower non-interest income and a small increase in non-interest expense.

Interest Income

     Interest income for the three months ended September 30, 2001 increased $246,000, or 2.7%, to $9.5 million, compared to $9.2 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, which increased from $450.4 million for the quarter ended September 30, 2000 to $467.8 million for the quarter ended September 30, 2001, an increase of $17.4 million, or 3.9%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of loans, net of $17.4 million, or 4.3%. The yield on interest-earning assets decreased 9 basis points to 8.10%.

Interest Expense

     Interest expense for the three months ended September 30, 2001 decreased $608,000, or 11.3%, to $4.8 million compared to $5.4 million for the same period last year. The decrease in interest expense was the net result of a $10.0 million, or 2.4%, increase in the average balance of interest-bearing liabilities which increased from $410.2 million for the three months ended
September 30, 2000 to $420.2 million for the three months ended September 30, 2001, and a decrease of 65 basis points in the cost of funds to 4.54%. The increase in the average balance of interest-bearing liabilities was primarily a net result of an increase in the average balance of deposits of $29.1 million, or 11.4%, and a decrease in the average balance of FHLB advances and other borrowings of $19.2 million, or 12.3%.

Although the average balance of interest bearing liabilities increased the decrease in interest expense was attributed to the lower interest rate levels, which are a direct result of the actions of the Federal Reserve, and the growth in the lower costing core deposit accounts.

Net interest income

     The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the three months ended September 30,

                                                               2001                                  2000
                                                               ----                                  ----
                                                              Interest                              Interest
                                                 Average      Income/      Yield/       Average      Income/     Yield/
                                                 balance      expense      rate         balance      expense      rate
                                                 -------      -------      ------       -------      -------      ----
     Assets                                                              (Dollars in thousands)
Interest-earning assets:
Short-term investments                           $  1,819     $     17      3.74%      $  2,431      $   42       6.91%
Interest-earning deposits                             769            8      4.16            769          12       6.24
Taxable investment securities                      24,745          457      7.39         21,260         363       6.83
Mortgage backed & related securities               15,687          221      5.64         18,570         297       6.40
Loans (net of unearned income)                    424,761        8,768      8.26        407,342       8,511       8.36
                                                 --------     --------                 --------      ------
Total interest-earning assets                     467,781        9,471      8.10        450,372       9,225       8.19
                                                 --------     --------                 --------      ------
Non interest-earning assets                        33,480                                36,392
                                                 --------                              --------
      Total                                      $501,261                              $486,764
                                                 ========                              ========

Liabilities and Equity
Interest-bearing liabilities:
      Now accounts                               $ 28,115     $     62      0.88%      $ 24,183      $   54       0.88%
      Regular savings accounts                     27,523          105      1.53         26,642         134       2.01
      Money market accounts                       100,904          938      3.72         67,912         739       4.35
      Certificate accounts                        127,322        1,708      5.37        135,987       1,960       5.77
                                                 --------     --------                 --------      ------
Total interest-bearing deposits                   283,864        2,813      3.96        254,724       2,887       4.48
      FHLB advances                               134,292        1,940      5.65        153,318       2,459       6.34
      Other borrowings                              2,000           20      3.91          2,146          35       6.45
                                                 --------     --------                 --------      ------
Total interest-bearing liabilities                420,156        4,773      4.54        410,188       5,381       5.19
                                                 --------     --------                 --------      ------
      Demand deposits                              14,755                                 7,549
      Other liabilities                            12,280                                15,070
      Equity                                       54,070                                53,957
                                                 --------                              --------
      Total                                      $501,261                              $486,764
                                                 ========                              ========
Net interest income                                           $  4,698                             $  3,844
                                                              ========                             ========

Interest rate spread                                                          3.56%                               3.00%
                                                                            ======                                ====
Net interest margin                                                           4.02%                               3.41%
                                                                            ======                                ====

Provision for Loan Losses

     Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for loan losses totaled $75,000 for the quarter ended September 30, 2001, compared to $150,000 for the same period last year. The provision reflects management's analysis of the risks associated with the Banks' primary lending objective to increase the overall loan portfolio. The current level of provision is reflective of the increase in the overall size and mix of the loan portfolio and the decline in non-performing loans during the period. The decrease from the level added during the last fiscal year was directly related to the lower level of non-performing loans and the lower net growth in the loan portfolio from the same period last year.

     The  allowance  for loan losses was $4.4 million at September  30, 2001 and
$4.3 at March 31, 2001, respectively, which represents 7,378.0% of non-performing assets and 0.99% of total loans at September 30, 2001, compared to 1,157.1% of non-performing assets and 1.01% of total loans at March 31, 2001.

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

Non-interest income

     Total non-interest income, net of gains and losses on investment activities and other assets, was $289,000 for the quarter ended September 30, 2001, compared to $272,000 for the same period last year, an increase of $17,000, or 6.3%. These increases were primarily a result of increases in fees on loans and deposit accounts due to the increased number of accounts and gains on sales of loans. In addition, the Company recognized a net gain of $10,000, for the three month period ended September 30, 2001, in gains and losses on trading and investment securities compared to $139,000 for the three month period last year. This net gain represents the changes in the market value of the assets supporting certain employee benefit plans.

Non-interest expense

     Total non-interest expense was $2.8 million for the quarter ended September 30, 2001, compared to $2.7 million for the same period last year, an increase of $82,000, or 3.0%. Total salaries and benefits decreased $35,000, or 2.0%, primarily the result of a general increase in salaries and benefits, offset by a reduction in the costs associated with the Company's stock compensation plans. Occupancy and equipment expense totaled $417,000 compared to $379,000 for the same period last year, an increase of $38,000, or 10.0%. This was the result of the increased level of depreciation on leasehold improvements and an increase in utility and maintenance costs associated with the Bank's various locations. Advertising expense totaled $128,000 compared to $119,000 for the same period last year, an increase of $9,000, or 7.6%, primarily as a result of special promotions run by the Bank. Data processing costs increased $26,000, or 28.3%, due to the increased level of deposits and new products and services being offered. Other expenses including professional fees increased $44,000, or 11.2%.

Income Taxes

     For the quarter ended September 30, 2001 income taxes of $826,000 were provided on net income before tax of $2.1 million for an effective rate of 39.3%, compared to $510,000 on income before taxes of $1.4 million for an effective rate of 37.3%, for the same period last year. The change in effective tax rates from year to year was a result of setting up a valuation allowance on the deferred tax asset for the contribution deduction carryover relating to the funding of the Charitable Foundation established at the conversion and the increase in non-deductible expense portion associated with the Company's ESOP plan.

Comparison of Operating Results for the Six Months Ended September 30, 2001 and 2000

General

     Consolidated net income for the six months ended September 30, 2001 totaled $2.4 million, or $1.50 basic and $1.42 fully diluted earnings per share, compared to $1.7 million, or $0.92 basic and $0.91 fully diluted earnings per share, for the same period last year. This represents an increase of $778,000, or 46.8% in net income and a $0.58, or 63.0%, increase in basic earnings per share and $0.51, or 56.0%, increase in fully diluted earnings per share.

Interest Income

     Interest income for the six months ended September 30, 2001 increased $1.0 million, or 5.8%, to $19.0 million, compared to $18.0 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, specifically loans receivable. The average balance of interest-earning assets increased from $444.2 million for the six months ended September 30, 2000 to $463.5 million for the six months ended September 30, 2001, an increase of $19.3 million, or 4.3%. The increase in the average balance of interest-earning assets was primarily the result of an increase in the average balance of loans receivable, net, of $18.5 million, or 4.6%, and an increase in the average balance of taxable investment securities totaling of $3.3 million, or 15.5%, offset by a decrease in the average balance of mortgage-backed securities of $2.8 million, or 14.4%. The increase in interest income was also due to an increase in the yield on interest-earning assets of 11 basis points, to 8.21%.

Interest Expense

     Interest expense for the six months ended September 30, 2001 decreased $464,000, or 4.5%, to $9.8 million, compared to $10.3 million for the same period last year. During the period interest-bearing liabilities increased $14.3 million, or 3.5%, from $403.6 million for the six months ended September 30, 2000 to $417.9 million for the six months ended September 30, 2001. The increase in the average balance of interest-bearing liabilities was primarily the net result of an increase in the average balance of deposits totaling $23.1 million, or 9.3%, offset by a decrease in the average balance of FHLB advances and other borrowings of $8.8 million, or 5.7%. Although the average balance of interest bearing liabilities increased, due to the aggressive actions of the Federal
Reserve and the lower interest rate levels, and the ability to replace the Federal Home loan Bank advances with lower costing core deposit accounts, the cost of liabilities decreased 40 basis points to 4.66%.

Net interest income

     The table below shows the average balances, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the six months ended September 30,

                                                              2001                                          2000
                                                              ----                                          ----
                                                                 Interest                                Interest
                                                  Average        Income/         Yield/     Average       Income/        Yield/
                                                  balance        expense         rate       balance       expense         rate
                                                  -------        -------         ------     -------       -------         ----
                                                                              (Dollars in thousands)
Assets

Interest-earning assets:

 Short-term investments                          $  1,979        $     35        3.54%     $  2,061       $     68        6.61%
 Taxable investment securities                     24,610             906        7.36        21,312            732        6.87
 Interest-earning deposits                            769              18        4.68           357             12        6.72
 Mortgage-backed & related securities              16,662             490        5.88        19,473            599        6.14
 Loans, net of unearned income                    419,475          17,581        8.38       400,997         16,575        8.27
                                                 --------        --------                  --------       --------
 Total interest-earning assets                    463,495          19,030        8.21       444,200         17,986        8.10
                                                                 --------                                 --------
 Non interest-earning assets                       32,994                                    31,688
                                                 --------                                  --------
  Total                                          $496,489                                  $475,888
                                                 ========                                  ========

Liabilities and Equity

Interest-bearing liabilities:
  NOW accounts                                   $ 27,655             125        0.90%     $ 23,414            117        1.00%
  Regular savings accounts                         27,388             239        1.75        26,434            269        2.03
  Money market accounts                            91,514           1,840        4.02        68,573          1,480        4.32
  Certificate accounts                            125,640           3,446        5.48       130,724          3,676        5.62
                                                ---------        --------                  --------       --------
Total interest-bearing deposits                   272,197           5,650        4.15       249,145          5,542        4.45
  FHLB advances                                   143,655           4,154        5.72       150,354          4,650        6.12
  Other Borrowings                                  2,000              45        4.45         4,051            121        5.92
                                                ---------        --------                  --------       --------
Total interest-bearing liabilities                417,852           9,849        4.66       403,550         10,313        5.06
                                                                 --------                                 --------
  Demand deposits                                  13,215                                     7,071
  Other liabilities                                11,401                                    11,641
                                                   54,021                                    53,626
  Equity                                        ---------                                  --------
  Total                                       $   496,489                                  $475,888
                                              ===========                                  ========
Net interest income                                              $  9,181                                 $  7,673
                                                                 ========                                 ========
Interest rate spread                                                             3.55%                                    3.04%
                                                                                 ====                                     ====
Net interest margin                                                              3.96%                                    3.45%
                                                                                 ====                                     ====

Provision for Loan Losses

     The provision for loan losses totaled $137,000 for the six months ended September 30, 2001, compared to $315,000 for the same period last year. The lower level of reserve provisions for the six months ended September 30, 2001 was made based upon an assessment of the composition of the loan portfolio and a slight decline in the rate of growth in the loan portfolio. The Company plans to add to the provision for loan losses to support any loan portfolio expansion as considered necessary by management.

Non-interest income

     Total non-interest income increased $78,000, or 12.9%, to $681,000, primarily due to a result of increases in fees on loans and deposit accounts due to the increased number of accounts and gains on sales of loans. In addition, the Company recognized a net gain of $79,000 for the six-month period in gains and losses on trading and investment securities compared to a net gain of $77,000 for the same period last year. These net gains represents the changes in the market value of the assets supporting certain employee benefit plans.

Non-interest expense

     Total non-interest expense was $5.7 million for the six months ended September 30, 2001, compared to $5.4 million for the same period last year, an increase of $344,000, or 6.4%. Total salaries and benefits increased $97,000, or 2.8%, primarily the result of annual salary increases and employee benefits. Occupancy and equipment expense increased $82,000, or 11.3%. This increase was the result of the increased level of depreciation on improvements associated with the added space for the retail and administrative areas of the Bank. Advertising expense totaled $281,000 compared to $253,000 for the same period last year, an increase of $28,000, or 11.1%, primarily as a result of the promotion and introduction of new deposit products and retail services. Data processing costs increased $63,000, or 38.6%, due to the increased level of deposits and new products and services being offered. Other expenses, including professional fees, increased $74,000, or 9.7%, primarily a result of increases in professional services and other expenses associated with the development of new products and services introduced during last fiscal year.

Income Taxes

     For the six months ended September 30, 2001 income taxes of $1.6 million were provided on net income before tax of $4.0 million for an effective rate of 39.2%, compared to $933,000 on income before taxes of $2.6 million for an effective rate of 35.9%, for the same period last year. The change in effective tax rates from year to year was a result of setting up a valuation allowance on the deferred tax asset for the contribution deduction carryover relating to the funding of the Charitable Foundation established at the conversion and the increase in non-deductible expense portion associated with the Company's ESOP plan.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Management is responsible for monitoring and limiting the Bank's exposure to interest rate risk within established guidelines while maximizing net interest income. The Bank will continue to monitor its interest rate risk sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. Further discussion on market risk is in the Company's Form 10-K for the year ended March 31, 2001 and the Form 10-Q for the period ending June 30, 2001.

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

Gap Analysis.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." Assets and liabilities are said to be interest rate sensitive within a specific time period if they will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2001, the Company's cumulative one year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a negative 16.4%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

                                                                          More       More          More
                                                                          than       than          than
                                                                         1 Year     3 Years      5 Years    Greater
                                                          1 Year           to         to            to        than      Total
                                                          or Less       3 Years    5 Years      15 Years     15 Years   Amount
                                                          ---------------------------------------------------------------------
                                                                                   (Dollars in thousands)
Interest-earning assets:
 Short-term investments                                   $     117     $    --    $      --    $     --   $    --   $    117
 Investment in B.O.L.I                                        8,452          --           --          --        --      8,452
 Taxable investment Securities                               11,667         497          957       7,134        --     20,255
 Mortgage-backed securities                                      --          --           --       3,228     6,799     10,027
 Stock in FHLB-Boston                                         8,455          --           --          --        --      8,455
 Loans (1)                                                  114,534      77,300       75,532     117,642    55,034    440,042
                                                          ---------    --------    ---------    --------   -------   --------
    Total interest-earning assets                         $ 143,225    $ 77,797    $  76,489    $128,004   $61,833   $487,348
                                                          =========    ========    =========    ========   =======   ========
Interest-bearing liabilities:
 Money market accounts                                    $  84,198    $ 15,787    $   5,262    $     --   $    --   $105,247
 Regular savings accounts                                     4,338       8,676        8,675       7,230        --     28,919
 NOW accounts                                                 1,651       3,302        3,303       8,256    16,512     33,024
 Certificate accounts                                       104,771      18,353        4,284          --        --    127,408
 Other borrowed funds                                         2,000          --           --          --        --      2,000
 FHLB advances                                               29,314      33,654       70,000          --        --    132,968
                                                          ---------    --------    ---------    --------   -------   --------
    Total interest-bearing liabilities                    $ 226,272    $ 79,772    $  91,524    $ 15,486   $16,512   $429,566
                                                          =========    ========    =========    ========   =======   ========
Interest-earning assets less
 interest-bearing liabilities                             $ (83,047)   $ (1,975)   $ (15,035)   $112,518   $45,321   $ 57,782
                                                          =========    ========    =========    ========   =======   ========
Cumulative interest-rate
 sensitivity gap                                          $ (83,047)   $(85,022)   $(100,057)   $ 12,461   $57,782
                                                          =========    ========    =========    ========   =======
Cumulative interest-rate gap as
   a percentage of total assets.............                (16.43)%     (16.82)%     (19.79)%      2.46%    11.43%
  Cumulative interest-rate gap as
   a percentage of total interest-
   earning assets...........................                (17.04)%     (17.45)%     (20.53)%      2.56%    11.86%
  Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities..............................                  63.30%       72.22%       74.83%    103.02%   113.45%

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

Item 4 - Submission of Matters to a Vote of Security Holders

     On July 26, 2001 the Company held its Annual Meeting of Shareholders. At that meeting the following items were brought before the shareholders for a vote and the results were as indicated.

1. Election of Directors

                                   For             %     Withheld          %
                                ---------        -----   --------        -----
     Robert B. Cleary           1,640,416         99.5     8,582         0.5
     Kent T. Spellman           1,640,408         99.5     8,590         0.5

2. The ratification of the appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for Bay State Bancorp, Inc. for the fiscal year ending March 31, 2002.

     For                 %      Against         %     Abstained        %
     ----              -----    -------       -----   ---------      -----
     1,630,920         98.9     1,880         0.1     16,198         1.0

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

               3.2  Amended and Restated Bylaws of Bay State Bancorp, Inc. **

               4.0  Stock Certificate of Bay State Bancorp, Inc. *

               11.0 Computation of per share earnings (filed herewith)

* Incorporated herein by reference from the exhibits to Form SB-2 registration statement as amended, Registration No. 333-40115

** Incorporated herein by reference from the registrants Form 10-KSB, as filed with the Securities and Exchange Commission on September 14, 1999.

          (b)  Reports on Form 8-K

               None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Bay State Bancorp, Inc.


November 13, 2001                   \s\ John F. Murphy
------------------                  -------------------------------------
Date                                John F. Murphy
                                    Chairman,  President, and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


November 13, 2001                   \s\ Michael O. Gilles
-----------------                   -------------------------------------
Date                                Michael O. Gilles
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)