Form 10-K/A
period 2001-03-31
BAY STATE BANCORP INC
filed 2002-01-11
CIK 1048767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                         Commission File Number 1-13691


                             BAY STATE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3398690
      (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

               1299 BEACON STREET, BROOKLINE, MASSACHUSETTS 02446
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (617) 739-9500

           Securities registered pursuant to Section 12(b) of the Act:


         Title of each class:                 Name of each exchange on which registered:
Common Stock, par value $0.01 per share               American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by checkmark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of this Form 10-K or any amendment to this Form 10-K [ ].

As of May 31, 2001, there were issued and outstanding 1,757,393 shares of the registrant's common stock. The common stock is listed for trading on the American Stock Exchange under the symbol "BYS." Based on the closing price on May 31, 2001 the aggregate value of the common stock held by nonaffiliates of the registrant was $49.7 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by certain officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference in Part II of this Form 10-K.

                                     PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

      The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2001 to include a revised independent auditors' report which includes the city and state of the audit firm. The financial statements required by this report are hereby incorporated by reference to the Annual Report on Form 10-K as filed on June 15, 2001.


                 [SHATSWELL, MACLEOD & COMPANY, P.C. LETTERHEAD]


The Board of Directors and Stockholders
Bay State Bancorp, Inc.
Brookline, Massachusetts

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

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

                                       /s/  SHATSWELL, MacLEOD & COMPANY, P.C.


West Peabody, Massachusetts
April 20, 2001

                                    SIGNATURE

      Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 11, 2002                BAY STATE BANCORP, INC.


                                      By: /s/ John F. Murphy
                                          --------------------------------------
                                          John F. Murphy
                                          President, Chief Executive Officer,
                                          Treasurer and Chairman of the Board