Form 10-Q
period 2001-12-31
BAY STATE BANCORP INC
filed 2002-02-12
CIK 1048767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13691

Bay State Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3398630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Beacon Street, Brookline, Massachusetts	02446
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 739–9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes          ☐ No

The number of shares of common stock, par value $0.01, outstanding as of February 8, 2002 was 1,646,141.

BAY STATE BANCORP, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements

Bay State Bancorp, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31,	March 31,
	2001	2001
	(Unaudited)
ASSETS

Cash and due from banks	$8,808	$9,985
Short-term investments	7,626	114
Cash and Cash Equivalents	16,434	10,099
Investment in available-for-sale securities (at fair value)	34,556	34,356
Investments in held-to-maturity securities (fair values of $201 and $345)	192	336
Stock in Federal Home Loan Bank of Boston	8,455	8,455
Loans receivable, net	446,193	417,704
Mortgage loans held for sale	377	—
Accrued interest receivable	3,134	3,268
Premises and equipment, net	3,024	3,222
Deferred tax asset, net	2,774	2,816
Investment in bank owned life insurance	8,546	8,269
Other assets	3,902	3,332
Total assets	$527,587	$491,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$317,004	$273,263
Federal Home Loan Bank Advances	150,343	158,139
Other borrowed funds	2,000	2,000
Accrued expenses and other liabilities	5,537	4,695
Total liabilities	474,884	438,097
Stockholders’ equity:
Common stock, par value $.01 per share,2,535,232 shares issued	25	25
Additional paid-in capital	49,099	49,275
Retained earnings	27,420	24,382
Accumulated other comprehensive income	635	617
Less: Unearned ESOP shares	(2,420)	(2,420)
Unearned 1998 Stock-Based Incentive Plan shares	(886)	(1,208)
Treasury stock, 887,591 and 769,689 shares	(21,170)	(16,911)
Total stockholders’ equity	52,703	53,760
Total liabilities and stockholders’ equity	$527,587	$491,857

Equity-to-asset ratio	9.99%	10.93%

Book value per share	$34.62	$32.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bay State Bancorp, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	December 31,		December 31,
	2001	2000	2001	2000
	(Unaudited)
Interest income:
Loans	$8,893	$8,854	$26,474	$25,429
Investments	639	749	2,088	2,160
Total interest income	9,532	9,603	28,562	27,589
Interest expense:
Deposits	2,360	2,939	8,010	8,481
Borrowed funds	1,821	2,619	6,020	7,390
Total interest expense	4,181	5,558	14,030	15,871
Net interest income before provision for loan losses	5,351	4,045	14,532	11,718
Provision for loan losses	125	60	262	375
Net interest income after provision for loan losses	5,226	3,985	14,270	11,343
Non-interest income:
Service charges on deposit accounts	143	113	419	317
Unrealized (loss) gain on trading securities	16	(207)	(47)	(170)
Gain on sale of investments and other assets	—	—	142	40
Gain on sale of loans	54	4	82	11
Net increase in cash surrender value of bank owned life insurance policies	94	79	278	287
Other income	64	55	178	162
Total non-interest income	371	44	1,052	647
Income before non-interest expense and income taxes	5,597	4,029	15,322	11,990
Non-interest expense:
Salaries and employee benefits	2,009	1,468	5,564	4,925
Occupancy and equipment expense	407	383	1,217	1,111
Professional fees	87	77	304	223
Advertising	141	122	422	375
Data processing	115	93	341	256
Other expenses	456	391	1,076	1,009
Total non-interest expense	3,215	2,534	8,924	7,899
Income before income taxes	2,382	1,495	6,398	4,091
Income tax expense	959	554	2,534	1,487
Net income	$1,423	$941	$3,864	$2,604
Comprehensive net income	$1,441	$1,444	$3,882	$4,531

Weighted average basic shares outstanding	1,532,504	1,709,033	1,592,410	1,769,102
Weighted average fully diluted shares outstanding	1,628,880	1,771,940	1,685,153	1,806,124
Basic earnings per share	$0.93	$0.55	$2.43	$1.47
Diluted earnings per share	$0.87	$0.53	$2.29	$1.44
Dividends per share	$0.18	$0.12	$0.48	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bay State Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended December 31,
	2001	2000
	Unaudited
Net cash flows from operating activities:
Net income	$3,864	$2,604
Adjustments to reconcile net income to net cash provided by operating activities:
Earned stock based incentive plan	284	302
Provision for loan losses	262	375
Net (increase) in mortgage loans held-for-sale	(377)	—
Gain on sale of other real estate owned	—	(7)
Gain on sale of investments	(70)	(40)
Gain on sale of other assets	(72)	(11)
Depreciation and amortization	347	321
Accretion of securities, net of amortization	(33)	(40)
Change in loan fees and discounts	(29)	(3)
Net change in trading securities	3	200
Increase in cash surrender value B.O.L.I.	(277)	(289)
Decrease (increase) in accrued interest receivable	134	(900)
Decrease in deferred income tax assets, net	50	96
Increase in prepaid expense and other assets	(589)	(400)
Increase in accrued expenses and other liabilities	617	710
Net cash provided by operating activities	4,114	2,918
Net cash flows from investing activities:
Maturities and principal repayments on investments held to maturity	144	139
Maturities and principal repayments on investments available for sale	7,391	4,868
Proceeds from sales of available-for-sale securities	72	1,205
Purchases of Federal Home Loan Bank stock	—	(270)
Purchases of investments available-for-sale	(7,329)	(4,244)
Net decrease (increase) in loans	6,495	(5,683)
Proceeds from sale of other assets	92	—
Loans purchased	(35,217)	(20,971)
Payment received on other real estate owned	—	20
Proceeds from sales of other real estate owned	—	117
Capital expenditures	(149)	(507)
Net cash used in investing activities	(28,501)	(25,326)
Net cash flows from financing activities:
Net deposit activity	43,741	17,827
Proceeds of borrowings	155,390	229,000
Repayment of borrowings	(163,186)	(214,491)
Net decrease in other borrowed funds	—	(6,105)
Proceeds from issuance of common stock	481	—
Dividends on common stock	(826)	(612)
Purchases of treasury stock	(4,878)	(3,270)
Net cash provided by financing activities	30,722	22,349
Net increase (decrease) in cash and cash equivalents	6,335	(59)
Cash and cash equivalents at beginning of period	10,099	5,992
Cash and cash equivalents at end of period	$16,434	$5,933
Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$14,240	$15,699
Income taxes	$2,698	$1,783
Loans transferred to other real estate owned	$—	$68

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bay State Bancorp, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Unearned Stock-based Incentive Plan Shares	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2001	$25	$49,275	$24,382	$617	$(2,420)	$(1,208)	$(16,911)	$53,760
Net Income	—	—	3,864	—	—	—	—	—
Net change in unrealized gain on available for sale securities, net of tax effect	—	—	—	18	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	3,882
Purchase of treasury stock, 143,277 shares	—	—	—	—	—	—	(4,878)	(4,878)
Exercise of 25,375 stock options issued from treasury stock	—	(138)	—	—	—	—	619	481
Dividends paid, $0.48 per share	—	—	(826)	—	—	—	—	(826)
Issuance of stock incentive plan shares	—	(38)	—	—	—	322	—	284
Balance at December 31, 2001 (Unaudited)	$25	$49,099	$27,420	$635	$(2,420)	$(886)	$(21,170)	$52,703

Balance at March 31, 2000	$25	$49,207	$21,600	$(1,788)	$(2,826)	$(1,681)	$(11,907)	$52,630
Net Income	—	—	2,604	—	—	—	—	—
Net change in unrealized loss on available for sale securities, net of tax effect	—	—	—	1,927	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	4,531
Purchase of treasury stock, 130,714 shares	—	—	—	—	—	—	(3,270)	(3,270)
Dividends paid, $0.32 per share	—	—	(612)	—	—	—	—	(612)
Issuance of stock incentive plan shares	—	(38)	—	—	—	340	—	302
Balance at December 31, 2000 (Unaudited)	$25	$49,169	$23,592	$139	$(2,826)	$(1,341)	$(15,177)	$53,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2001

(Unaudited)

(1) Organization

Bay State Bancorp, Inc. (the “Company” or “Bay State”) was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Bank (the “Bank”) as part of the Bank’s conversion from the mutual form of organization to the stock form of organization (the “Conversion”). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the “OTS”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Securities and Exchange Commission (the “SEC”).  Prior to the Conversion, Bay State had not engaged in any material operations.

(2) Accounting Principles

The accompanying unaudited condensed consolidated financial statements of Bay State have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and with Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year.

For further information, refer to the consolidated financial statements included in the Company’s annual report and Form 10-K for the period ended March 31, 2001, filed with the SEC.

The March 31, 2001 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3) Stock Repurchase Program

On September 26, 2001, the Company announced the completion of the repurchase of 88,277 shares under its seventh 5% stock repurchase program and the approval of an eighth 5% repurchase program consisting of 84,315 shares.  As of February 8, 2002, approximately 56,500 shares have been repurchased under this program, at an average price of $35.29.

(4) Impact on New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.  In management’s opinion, SFAS No. 133 did not have a material effect on the Company’s consolidated financial statements.

FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement replaced SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinded SFAS Statement No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.”  SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000.  The effect of this statement did not have a material impact on the Company’s financial position or result of operations.

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

Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002.  Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited)

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s Form 10-K filing with the SEC for the fiscal year ended March 31, 2001.

Except as required by applicable law and regulations, the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Bank is a federally chartered savings bank and is subject to regulation by the OTS.  The Bank’s business activities are concentrated in Eastern Massachusetts through six full service retail banking offices located in Norfolk and Suffolk counties, Massachusetts.  Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks.  The Bank primarily makes residential first mortgages, commercial and multi-family real estate loans and, to a lesser extent, home equity lines of credit, other consumer loans, residential construction loans, development and land loans and commercial loans.  Lending operations, particularly loan originations are conducted from the retail offices and at the point of sale.  Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

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

Comparison of Financial Condition at December 31, 2001 and March 31, 2001 (Unaudited)

Total assets at December 31, 2001 were $527.6 million, compared to $491.9 million at March 31, 2001, an increase of 7.3%.  Short-term investments, consisting of federal funds invested at the FHLB and the Bank Investment Fund increased $7.5 million.  Due to the favorable interest rate environment and the increased level of new loan originations, loans receivable, including mortgage loans held for sale, increased $28.9 million, or 6.9%, primarily in multi-family loans, commercial real estate and commercial loans.  The increase in assets was funded primarily from a $43.8 million, or 16.0%, increase in deposits, which was also used to reduce Federal Home Loan Bank advances by $7.8 million, or 4.9%.  The increase in deposits was a result of increased marketing efforts, competitively priced products offered by the Bank and continued customer migration from other consolidating financial institutions and from the financial markets to the more stable deposit accounts of banks.  Total stockholders’ equity was $52.7 million, or 9.99% of total assets, at December 31, 2001, a decrease of $1.1 million, or 2.0%, from the $53.8 million, or 10.93% of total assets, at March 31, 2001. The net decrease in equity was the result of a net increase in treasury stock of 117,902 shares at net cost of $4.3 million and the payment of dividends, offset by net income for the period and a reduction in the stock-based benefit plans.  The Company’s book value per share at December 31, 2001 was $34.62, compared to $32.77 at March 31, 2001, an increase of 5.6%.

Investments

Investment securities available-for-sale increased $200,000, or 0.6%, primarily due to an increase in Trust Preferred Securities and Corporate Bonds and Notes, offset by a decrease in Mortgage-backed and Government Agency Securities.

The Company’s investment portfolio at December 31, 2001 reflects a $635,000 net unrealized gain on available-for-sale securities net of tax, compared to $617,000 at March 31, 2001.

The table below shows the investment securities portfolio at the dates presented. The amortized cost and estimated fair value of investments available-for-sale were:

	December 31, 2001		March 31, 2001
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Marketable equity securities	$7,781	$8,968	$7,496	$8,654
Mortgage-backed securities	7,773	7,939	14,141	14,314
Trust preferred equity securities	9,602	9,860	7,559	7,510
Corporate bonds and notes	6,455	6,340	1,452	1,408
Preferred stocks	1,500	1,449	1,500	1,467
Government agency securities	—	—	1,000	1,003
Total	$33,111	$34,556	$33,148	$34,356

The amortized cost and estimated market values of investments held-to-maturity were:

	December 31, 2001		March 31, 2001

	Amortized

		Fair

			Amortized

				Fair

	Cost	Value

			Cost

				Value

	(In thousands)
Mortgage-backed and mortgage-related securities	$192	$201	$336	$345
Total Mortgage-backed and mortgage related securities	$192	$201	$336	$345

Loans

During the nine-month period ended December 31, 2001, net loans receivable, including mortgage loans held for sale, increased by $28.9 million, or 6.9%, as detailed below:

	December 31, 2001	% of total Loans	March 31, 2001	% of total Loans
	(Dollars in thousands)
Mortgage loans:
Residential 1 – 4 family	$192,083	41.85%	$205,284	47.93%
Multi-family	98,588	21.48	87,040	20.32
Commercial real estate	116,654	25.42	98,566	23.01
Construction and development/land	20,060	4.36	17,319	4.04
Total mortgage loans	427,385	93.11	408,209	95.30
Commercial loans	13,548	2.95	3,893	0.91
Consumer loans:
Equity lines	12,723	2.77	11,819	2.76
Other consumer loans	5,337	1.17	4,397	1.03
Total loans	458,993	100.00%	428,318	100.00%
Deduct:
Allowance for loan losses	4,485		4,258
Undisbursed proceeds of construction and development loans in process	8,141		6,154
Unearned income, net	174		202
Loans, net	446,193		417,704
Mortgage loans held-for-sale	377		—
Loans, net and mortgage loans held-for-sale	$446,570		$417,704

At December 31, 2001 loans serviced for others was $28.9 million, compared to $22.6 million at March 31, 2001.

Asset Quality

At December 31, 2001 non-performing assets totaled $233,000, a decrease of $135,000, or 36.7%, from $368,000 at March 31, 2001.  Non-performing assets consist of all loans that are delinquent 90 days or more, and any real estate owned. This decrease was the result of certain non-accrual loans being brought current and paid off, and the charge-off of certain consumer loans.  The Bank had no real estate owned at December 31, 2001 and March 31, 2001.  At December 31, 2001, non-performing assets represented 0.04% of total assets and 0.05% of loans receivable net, compared to 0.07% and 0.09%, respectively, at March 31, 2001.

The composition of non-performing assets, which consist solely of non-performing loans for the dates presented were:

	December 31,		March 31,
	2001	2000	2001
	(Dollars in thousands)
Non-accrual loans:
Mortgage Loans:
One-to-four-family	$233	$286	$320
Multi-family	—	—	—
Commercial real estate	—	375	—
Construction and development	—	—	—
Total mortgage loans	233	661	320
Consumer Loans:
Equity lines	—	20	20
Other consumer loans	—	50	28
Total consumer loans	—	70	48
Total non-accrual loans	233	731	368
Real estate owned, net	—	—	—
Total non-performing assets	$233	$731	$368
Non-performing assets as a percentage of:
Loans receivable, net	0.05%	0.17%	0.09%
Total assets	0.04	0.15	0.07

The following represents the activity in the allowance for loan losses for the nine months ended December 31, 2001:

(In thousands)
Balance at March 31, 2001	$4,258
Provision for loan losses	262
Losses charged to allowance	(49)
Recoveries	14
Balance at December 31, 2001	$4,485

The allowance for loan losses was $4.5 million at December 31, 2001 and $4.3 at March 31, 2001, respectively, which represents 1,924.9% of non-performing assets and 0.99% of total loans at December 31, 2001, compared to 1,157.1% of non-performing assets and 1.01% of total loans at March 31, 2001.

The allowance for loan losses is based on management’s estimate of the credit losses inherent in the loan portfolio and management’s ongoing review of the existing loan portfolio, current market conditions and the volume and mix of the Bank’s existing loan origination pipeline.  To estimate potential loss exposure in the Bank’s loan portfolio, management establishes an allocated allowance based upon its review of internal loan classification reports which identify any loans classified as special mention, sub-standard, doubtful or loss and applies an allocation factor based upon its estimated exposure on these specific loans.  An unallocated allowance is maintained based on the remaining portfolio, which is classified into various groups based upon loan type, under-lying collateral, and delinquency status and payment performance history.  The loss factor applied to these loans is based upon management’s review of historical loss experience, current local and national economic conditions and industry experience and standards.  In addition, as part of the regulatory examination process, the OTS periodically reviews the Company’s allowance for loan losses and may require additional provisions for estimated losses based upon judgments different from those of management.

The Company will continue to monitor and modify its allowance for loan losses as conditions dictate.  While management believes the Company’s allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at December 31, 2001, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic conditions and actual loss experience differs from those assumed by management in determining the current level of the allowance for loan losses.

Deposits and Borrowed Funds

As of December 31, 2001 and March 31, 2001 deposits are as follows:

	December 31,	% of total	March 31,	% of total
	2001	deposits	2001	deposits
	(Dollars in thousands)
Regular savings accounts	$28,754	9.07%	$28,031	10.26%
NOW accounts	31,322	9.88	30,146	11.03
Money market accounts	116,500	36.75	77,857	28.49
Non-interest bearing deposits	17,804	5.62	11,721	4.29
	194,380	61.32	147,755	54.07
Term deposits	122,624	38.68	125,508	45.93
Total deposits	$317,004	100.00%	$273,263	100.00%

During the period, FHLB advances decreased $7.8 million, or 4.9%.

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000.

General

Consolidated net income for the three months ended December 31, 2001 totaled $1.4 million, or $0.93 basic and $0.87 fully diluted earnings per share, compared to $941,000, or $0.55 basic and $0.53 fully diluted earnings per share, for the same period last year.  This represents an increase of $482,000, or 51.2%, in net income, a $0.38, or 69.1%, increase in basic earnings per share and a $0.34, or 64.2%, increase in fully diluted earnings per share.

The increase was primarily due to higher net interest income as a result of the growth in lower costing core deposits and a decrease in the overall cost of funds from the lower interest rate levels, and as a result of the reduction in level of borrowings and the lower cost of renewed borrowings during the period, offset in part by higher income taxes and an increase in non-interest expense.

Interest Income

Interest income for the three months ended December 31, 2001 decreased $71,000, or 0.74%, to $9.5 million, compared to $9.6 million for the same period last year.  The decrease in interest income was primarily the net result of a decrease in interest on investments totaling $110,000, or 14.7%, and an increase in interest on loans of $39,000, or 0.4%.  Interest on investments was down due to a decline in the yield on the investment portfolio and a decrease in the average balance of mortgage-backed securities, which decreased from $17.8 million for the quarter December 31, 2000 to $14.0 million for the quarter ended December 31, 2001, a decrease of $3.8 million, or 21.4%.  The increase in loan interest income was the result of an increase in the average balance of loans by $24.1 million, or 5.8%, and a decline in the overall yield on the loan portfolio.  The yield on interest-earning assets decreased 49 basis points to 7.88%, due primarily to the lower interest rate environment.

Interest Expense

Interest expense for the three months ended December 31, 2001 decreased $1.4 million, or 24.8%, to $4.2 million compared to $5.6 million for the same period last year.  The decrease in interest expense was the net result of a $20.7 million, or 5.0%, increase in the average balance of interest-bearing liabilities which increased from $416.4 million for the three months ended December 31, 2000 to $437.1 million for the three months ended December 31, 2001, and a decrease in the cost of funds to 3.83%.  The increase in the average balance of interest-bearing liabilities was primarily a net result of an increase in the average balance of lower costing core deposits of $46.8 million, or 38.6%, a decrease in the average balance of FHLB advances of $17.5 million, or 11.0% and a decrease in the average balance of higher costing certificates of deposits totaling $8.5 million, or 6.3%.  Although the average balance of interest bearing liabilities increased the decrease in interest expense was attributed to the deposit growth being in the lower costing core deposits and the reduction and repricing of maturing certificates of deposit at current interest rate levels.

Net interest income

The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the three months ended December 31,

	2001			2000
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	balance	expense	rate	balance	expense	rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$2,605	$15	2.30%	$1,988	$35	7.04%
Interest-earning deposits	769	6	3.12	769	14	7.28
Taxable investment securities	25,911	445	6.87	22,420	411	7.33
Mortgage backed & related securities	13,951	173	4.96	17,752	290	6.53
Loans (net of unearned income)	440,331	8,893	8.08	416,183	8,854	8.51
Total interest-earning assets	483,567	9,532	7.88	459,112	9,604	8.37
Non interest-earning assets	32,145			28,849
Total	$515,712			$487,961
Liabilities and Equity
Interest-bearing liabilities:
Now accounts	$30,285	$43	0.57%	$25,095	$54	0.86%
Regular savings accounts	28,380	79	1.11	26,909	135	2.01
Money market accounts	109,267	759	2.78	69,171	770	4.45
Certificate accounts	125,800	1,479	4.70	134,321	1,980	5.90
Total interest-bearing deposits	293,732	2,360	3.21	255,496	2,939	4.60
FHLB advances	141,378	1,806	5.00	158,900	2,585	6.37
Other borrowings	2,000	15	2.93	2,000	34	6.65
Total interest-bearing liabilities	437,110	4,181	3.83	416,396	5,558	5.34
Demand deposits	15,775			8,835
Other liabilities	9,857			9,241
Equity	52,970			53,489
Total	$515,712			$487,961
Net interest income		$5,351			$4,046
Interest rate spread			4.06%			3.03%
Net interest margin			4.43%			3.52%

Provision for Loan Losses

Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management.  The provision for loan losses totaled $125,000 for the quarter ended December 31, 2001, compared to $60,000 for the same period last year. The current quarter’s provision was based upon the growth in the loan portfolio during the period, specifically in higher risk multi-family and commercial real estate loans and commercial loans.  The provision also reflects management’s analysis of the overall portfolio mix and the current level of non-performing loans and delinquency trends, which continued to declined during the period.  The Company plans to add to the provision for loan losses to support any loan portfolio expansion and change in non-performing loan levels, as considered necessary by management.

Non-interest income

Total non-interest income, net of gains and losses on investment activities and other assets, was $355,000 for the quarter ended December 31, 2001, compared to $251,000 for the same period last year, an increase of $104,000, or 41.4%.  These increases were primarily a result of increases in fees on loans and deposit accounts due to the increased number of deposit accounts and from the gains onsales of loans.  The increase in gain on sale of loans was a result of the current interest rate environment, as the Bank originated more 30 year fixed rate residential loans than in previous periods. It is the Bank’s strategy to sell its long-term fixed rate loans to reduce interest rate risk, this increased level of originations and sales resulted in the recognized gains.  In addition, the Company recognized a net gain of $16,000, for the three month period ended December 31, 2001, in gains and losses on trading and investment securities compared to a loss of $207,000 for the three-month period last year.  This net gain represents the changes in the market value of the assets supporting certain employee benefit plans.

Non-interest expense

Total non-interest expense was $3.2 million for the quarter ended December 31, 2001, compared to $2.5 million for the same period last year, an increase of $681,000, or 26.9%.  Total salaries and benefits increased $541,000, or 36.9%, primarily the result of an increase in the number of employees in the lending and retail banking areas, an increase in the cost of medical and retirement plans, and an increase in the costs associated with the Company’s stock compensation plans that are directly impacted by the increase in the Company’s stock price.  Occupancy and equipment expense totaled $407,000 compared to $383,000 for the same period last year, an increase of $24,000, or 6.3%.  This was the result of an increase in utility and maintenance costs of the Bank’s various locations.  Advertising expense totaled $141,000 compared to $122,000 for the same period last year, an increase of $19,000, or 15.6%, primarily as a result of special product promotions run by the Bank. Data processing costs increased $22,000, or 23.7%, due to the increased level of deposits and new products and services being offered.  Other expenses, including professional fees, increased $75,000, or 16.0%, primarily a result of increases in consulting, education and training expense as well as an increase in postage and telecommunication expenses from the higher level of deposit and loan accounts serviced by the Bank.

Income Taxes

For the quarter ended December 31, 2001 income taxes of $959,000 were provided on net income before tax of $2.4 million for an effective rate of 40.3%, compared to $554,000 on income before taxes of $1.5 million for an effective rate of 37.0%, for the same period last year.  The change in effective tax rates from year to year was a result of setting up a valuation allowance on the deferred tax asset for the contribution deduction carryover relating to the funding of the Bay State Federal Savings Charitable Foundation and the increase in the non-deductible expense portion associated with the Company’s ESOP plan.

Comparison of Operating Results for the Nine Months Ended December 31, 2001 and 2000

General

Consolidated net income for the nine months ended December 31, 2001 totaled $3.9 million, or $2.43 basic and $2.29 fully diluted earnings per share, compared to $2.6 million, or $1.47 basic and $1.44 fully diluted earnings per share, for the same period last year.  This represents an increase of $1.3 million, or 48.4% in net income, a $0.96, or 65.3%, increase in basic earnings per share, and $0.85, or 59.2%, increase in fully diluted earnings per share.

Interest Income

Interest income for the nine months ended December 31, 2001 increased $973,000, or 3.5%, to $28.6 million, compared to $27.6 million for the same period last year.  The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, specifically loans receivable.  The average balance of interest-earning assets increased from $449.2 million for the nine months ended December 31, 2000 to $470.2 million for the nine months ended December 31, 2001, an increase of $21.0 million, or 4.7%.  The increase in the average balance of interest-earning assets was primarily the result of an increase in the average balance of loans receivable, net, of $20.4 million, or 5.0%, and an increase in the average balance of taxable investment securities totaling of $3.4 million, or 15.5%, offset by a decrease in the average balance of mortgage-backed securities of $3.1 million, or 19.9%.  The yield on interest-earning assets decreased 9 basis points, to 8.10%, primarily due to the lower interest rate environment.

Interest Expense

Interest expense for the nine months ended December 31, 2001 decreased $1.8 million, or 11.6%, to $14.0 million, compared to $15.9 million for the same period last year.  During the period the average balance of interest-bearing liabilities increased $16.4 million, or 4.0%, from $407.8 million for the nine months ended December 31, 2000 to $424.3 million for the nine months ended December 31, 2001. The increase in the average balance of interest-bearing liabilities was primarily the net result of an increase in the average balance of deposits totaling $28.1 million, or 11.2%, offset by a decrease in the average balance of FHLB advances of $10.3 million, or 6.7%. Although the average balance of interest bearing liabilities increased, due to the actions of the Federal Reserve lowering interest rate levels, and the ability to replace the Federal Home loan Bank advances with lower costing core deposit accounts, the cost of liabilities decreased 78 basis points to 4.41%.

Net interest income

The table below shows the average balances, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented.

For the nine months ended December 31,

	2001			2000
		Interest			Interest
	Average	income/	Yield/	Average	income/	Yield/
	balance	expense	rate	balance	expense	rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments	$2,187	$50	3.05%	$2,037	$103	6.74%
Taxable investment securities	25,044	1,351	7.19	21,682	1,143	7.03
Interest-earning deposits	769	24	4.16	513	25	6.50
Mortgage-backed & related securities	15,758	663	5.61	18,899	889	6.26
Loans, net of unearned income	426,427	26,474	8.28	406,058	25,429	8.35
Total interest-earning assets	470,185	28,562	8.10	449,189	27,589	8.19
Non interest-earning assets	32,711			30,723
Total	$502,896			$479,912
Liabilities and Equity
Interest-bearing liabilities:
NOW accounts	$28,531	168	0.79%	$23,974	171	0.95%
Regular savings accounts	27,719	318	1.53	26,592	404	2.03
Money market accounts	97,432	2,599	3.56	68,772	2,250	4.36
Certificate accounts	125,693	4,925	5.22	131,924	5,656	5.72
Total interest-bearing deposits	279,375	8,010	3.82	251,262	8,481	4.50
FHLB advances	142,896	5,960	5.46	153,203	7,235	6.18
Other Borrowings	2,000	60	3.93	3,367	155	6.03
Total interest-bearing liabilities	424,271	14,030	4.41	407,832	15,871	5.19
Demand deposits	14,068			7,659
Other liabilities	10,886			10,841
Equity	53,671			53,580
Total	$502,896			$479,912
Net interest income		$14,532			$11,718
Interest rate spread			3.69%			3.00%
Net interest margin			4.12%			3.48%

Provision for Loan Losses

The provision for loan losses totaled $262,000 for the nine months ended December 31, 2001, compared to $375,000 for the same period last year.   The provision for the nine months ended December 31, 2001 was made based upon an assessment of current level of non-performing loans during the period, which declined to 0.05% of total loans, and with additional consideration in loan portfolio trends, specifically changes in loan types and concentrations, and the rate of loan portfolio growth for the period.

Non-interest income

Total non-interest income, net of gains and losses on investment activities and other assets, was $957,000 for the nine months ended December 31, 2001, compared to $777,000 for the same period last year, an increase of $180,000, or 23.2%.  These increases were primarily a result of increases in fees on loans and deposit accounts due to the increased number of deposit accounts and from the gains onsales of loans as mentioned in the quarterly results.  In addition, the Company recognized a net gain of  $95,000 for the nine-month period in gains and losses on trading and investment securities compared to a net loss of $130,000 for the same period last year.  This net gain represents the changes in the market value of the assets supporting certain employee benefit plans.

Non-interest expense

Total non-interest expense was $8.9 million for the nine months ended December 31, 2001, compared to $7.9 million for the same period last year, an increase of $1.0 million, or 13.0%.  Total salaries and benefits increased $639,000, or 13.0%, primarily the result of a general increase in salaries and benefits from annual salary increases, increased staffing levels and the increased cost of certain employee benefit plans due to the increase in the Company’s stock price.  Occupancy and equipment expense increased $106,000, or 9.5%.  This increase was the result of the increased level of depreciation on improvements associated with the added space for the retail and administrative areas of the Bank.  Advertising expense totaled $422,000 compared to $375,000 for the same period last year, an increase of $47,000, or 12.5%, primarily as a result of the promotion and introduction of new deposit products and retail services. Data processing costs increased $85,000, or 33.2%, due to the increased level of deposits and new products and services being offered.  Other expenses increased $148,000, or 12.0%, primarily a result of increases in consulting, education and training expense as well as an increase in postage and telecommunication expenses from the higher level of deposit and loan accounts serviced by the Bank.

Income Taxes

For the nine months ended December 31, 2001 income taxes of $2.5 million were provided on net income before tax of $6.4 million for an effective rate of 39.6%, compared to $1.5 million on income before taxes of $4.1 million for an effective rate of 36.4%, for the same period last year.  The change in effective tax rates from year to year was a result of setting up a valuation allowance on the deferred tax asset for the contribution deduction carryover relating to the funding of the Bay State Federal Savings Charitable Foundation and the increase in the non-deductible expense portion associated with the Company’s ESOP plan.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Management is responsible for monitoring and limiting the Bank’s exposure to interest rate risk within established guidelines while maximizing net interest income.  The Bank will continue to monitor its interest rate risk sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates.  Further discussion on market risk is in the Company’s Form 10-K for the year ended March 31, 2001 and the Form 10-Q for the periods ending June 30, 2001 and September 30, 2001.

Asset/Liability Management

The principal objective of the Bank’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Bank’s business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with the Board of Directors’ approved guidelines.  Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates.

The Bank monitors its interest rate risk as such risk relates to its operating strategies.  The Bank’s Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a monthly basis and reports trends and interest rate risk position to the Board of Directors on a quarterly basis.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

In recent years, the Bank has primarily utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and purchase of adjustable-rate loans; (ii) investing in Corporate Bonds and Notes, Equity Securities or mortgage-backed and mortgage-related securities with shorter estimated maturities; (iii) utilizing FHLB advances to better structure the maturities of its interest rate sensitive liabilities; and (iv) selling in the secondary market longer-term fixed-rate mortgage loans originated while generally retaining the servicing rights on such loans.

Gap Analysis.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  Assets and liabilities are said to be interest rate sensitive within a specific time period if they will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  At December 31, 2001, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a negative 19.7%.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap.  Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

		More	More	More
		than	than	than
		1 Year	3 Years	5 Years	Greater
	1 Year	to	to	to	than	Total
	or Less	3 Years	5 Years	15 Years	15 Years	Amount
	(Dollars in thousands)
Interest-earning assets:
Short-term investments	$7,626	$—	$—	$—	$—	$7,626
Investment in B.O.L.I	8,546	—	—	—	—	8,546
Taxable investment Securities	11,747	497	959	12,135	—	25,338
Mortgage-backed securities	—	—	—	2,827	5,138	7,965
Stock in FHLB-Boston	8,455	—	—	—	—	8,455
Loans (1)	110,343	77,200	83,094	115,080	64,728	450,445
Total interest-earning assets	$146,717	$77,697	$84,053	$130,042	$69,866	$508,375
Interest-bearing liabilities:
Money market accounts	$93,200	$17,475	$5,825	$—	$—	$116,500
Regular savings accounts	4,313	8,626	8,626	7,189	—	28,754
NOW accounts	1,566	3,132	3,132	7,831	15,661	31,322
Certificate accounts	95,459	22,086	5,079	—	—	122,624
Other borrowed funds	2,000	—	—	—	—	2,000
FHLB advances	53,845	21,498	5,000	70,000	—	150,343
Total interest-bearing liabilities	$250,383	$72,817	$27,662	$85,020	$15,661	$451,543
Interest-earning assets less interest-bearing liabilities	$(103,666)	$4,880	$56,391	$45,022	$54,205	$56,832
Cumulative interest-rate sensitivity gap	$(103,666)	$(98,786)	$(42,395)	$2,627	$56,832
Cumulative interest-rate gap as a percentage of total assets	(19.65)%	(18.72)%	(8.04)%	0.50%	10.77%
Cumulative interest-rate gap as a percentage of total interest–earning assets	(20.39)%	(19.43)%	(8.34)%	0.52%	11.18%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	58.60%	69.44%	87.92%	100.60%	112.59%

(1) Excludes non-accrual loans

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Neither the Company nor any of its subsidiaries is party to any pending legal proceedings, which are material other than routine litigation incidental to their business activities.

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

Bay State Bancorp, Inc.

February 12, 2002	\s\ John F. Murphy
Date	John F. Murphy
Chairman, President, and
Chief Executive Officer
(Principal Executive Officer)

February 12, 2002	\s\ Michael O. Gilles
Date	Michael O. Gilles
Senior Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)