Form 10-K
period 2002-03-31
BAY STATE BANCORP INC
filed 2002-06-17
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of May 31, 2002, there were issued and outstanding 1,650,291 shares of the registrant's common stock. The common stock is listed for trading on the American Stock Exchange under the symbol "BYS." Based on the closing price on May 31, 2002 the aggregate value of the common stock outstanding held by the nonaffiliates of the registrant was $69.3 million. For purposes of this disclosure, shares of common stock held by certain officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

                                                                                            Page No.
PART I

     Item 1.  Business..................................................................        3

     Item 2.  Properties................................................................       30

     Item 3.  Legal Proceedings.........................................................       31

     Item 4.  Submission of Matters to a Vote of Security Holders.......................       31

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....       31

     Item 6.  Selected Financial Data...................................................       32

     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operation......................................................       33

     Item 7A. Quantitative and Qualitative Disclosures about Market Risk................       41

     Item 8.  Financial Statements and Supplementary Data...............................       44

     Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures.................................................       45

PART III

     Item 10. Directors and Executive Officers of the Registrant........................       45

     Item 11. Executive Compensation....................................................       45

     Item 12. Security Ownership of Certain Beneficial Owners and Management and
              Related Shareholder Matters...............................................       45

     Item 13. Certain Relationships and Related Transactions............................       45

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........       46

SIGNATURES

Item 1. Business

      This Form 10-K contains forward looking statements that are based on assumptions and describe future plans, strategies, and expectations of Bay State Bancorp, Inc. (the "Company). These forward looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, changes in real estate market values in the Company's market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Except as required by applicable law and regulation, the Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

      The Company was incorporated under Delaware law in October 1997. The Company was formed to acquire Bay State Federal Savings Bank, Brookline, Massachusetts (the "Bank") and its subsidiaries as part of the Bank's conversion from the mutual to stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"). The Company has no significant assets, other than all of the outstanding shares of the Bank and some investment securities, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead utilizes the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank. At March 31, 2002, the Company had total assets of $528.7 million, total deposits of $328.6 million and total stockholders' equity of $55.0 million.

      The reporting entity is Bay State Bancorp, Inc. and its wholly owned subsidiaries, Bay State Funding Corporation and Bay State Federal Savings Bank, and the Bank's wholly owned subsidiaries: BSF Service Corporation, Bay State Federal Savings Securities Corporation and Bay Leaf Securities Corporation. All of the Bank's subsidiaries and Bay State Funding Corporation are incorporated under Massachusetts law.

      The Bank was organized in 1920 as a state-chartered mutual co-operative bank under the name Coolidge Corner Co-operative Bank. In 1936, the Bank converted to a federally chartered mutual savings and loan association and changed its name to Brookline Federal Savings and Loan Association. In 1960, the Bank changed its name to Bay State Federal Savings and Loan Association and, in 1983, changed its name again to Bay State Federal Savings Bank. In February 1997, the Bank merged with Union Federal Savings Bank, which at the time of the merger had $38.2 million of total assets, $35.5 million of deposits and $2.7 million of retained earnings and operated two branches located in Boston and Westwood, Massachusetts.

      The Bank's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in adjustable-rate and shorter-term fixed-rate one- to four-family residential mortgage loans, multi-family and commercial real estate. To a lesser extent, the Bank invests in construction, land and development, commercial and consumer loans. The Bank originates loans for investment and to a lesser extent loans for sale in the secondary market, generally retaining the servicing rights on all loans sold. The Bank's revenues are derived principally from interest on its mortgage loans and, to a lesser extent, interest on its investment and mortgage-backed and mortgage-related securities and loan servicing income. The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities and Federal Home Loan Bank ("FHLB") advances.

Market Area and Competition

      The Bank is headquartered in Brookline, Massachusetts and is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's primary deposit gathering area is concentrated in the communities surrounding its six full service banking and two administrative offices located in Brookline, Boston, Dedham, Norwood, Westwood and Walpole, Massachusetts. All of the Bank's branch offices are located within 20 miles of Brookline. The Bank's primary lending area is significantly broader than its deposit gathering area and includes all of Massachusetts, with a concentration in the greater Boston metropolitan area.

      Brookline, Massachusetts is a fully developed and densely populated town located west of and adjacent to Boston. The major traffic roadways running through Brookline are heavily traveled and lined with commercial and retail business operations and Brookline's 2000 census population was approximately 57,000.

      The residents of Brookline are generally comprised of white- and blue-collar workers and college students. The towns of Dedham, Norwood, Westwood and Walpole are situated southwest of Boston. These towns are primarily residential communities consisting of single-family residences and are populated by middle- to high-income individuals employed in the greater Boston metropolitan area.

      Over the past few years, the regional economy in the Bank's primary market area, based on economic indicators such as unemployment rates, residential and commercial real estate values, vacancy rates and household income trends, has remained fairly steady with a slight decline over the past few years. Small business, technology and service firms, institutions of higher education and tourism form the backbone of the economy of the greater Boston metropolitan area.

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

      The increase of internet accessible financial institutions, which solicit deposits and originate loans on a nationwide basis, has also increased competition for the Bank's customers. Additionally, competition has increased as a result of regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on interstate banking and the entrance into the financial services market by non-depository and non-traditional financial services providers, including insurance companies, securities brokerage and underwriting firms and specialty financial services companies such as internet-based providers.

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

                                                                          At March 31,
                             -------------------------------------------------------------------------------------------------------
                                    2002                2001                   2000                 1999              1998
                             -------------------------------------------------------------------------------------------------------
                                       Percent              Percent                Percent             Percent              Percent
                              Amount   of Total   Amount    of Total     Amount   of Total    Amount   of Total   Amount    of Total
                             -------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Residential:
   One- to four-family ...   $187,801    40.89%  $205,284     47.93%    $201,256    50.32%   $168,786    54.62%  $157,240     68.23%
   Multi-family ..........    102,440    22.30     87,040     20.32       78,610    19.65      57,744    18.69     22,411      9.73
Commercial real estate ...    117,341    25.55     98,566     23.01       95,869    23.97      67,806    21.94     35,468     15.39
Construction, land and
   development(1) ........     24,361     5.31     17,319      4.04       10,009     2.50       5,494     1.78      7,821      3.39
                             --------   ------   --------    ------     --------   ------    --------   ------   --------    ------
   Total mortgage loans ..    431,943    94.05    408,209     95.30      385,744    96.44     299,830    97.03    222,940     96.74
                             --------   ------   --------    ------     --------   ------    --------   ------   --------    ------
Commercial ...............     11,564     2.52      3,893      0.91          225     0.06         500     0.16         43      0.02
                             --------   ------   --------    ------     --------   ------    --------   ------   --------    ------
Consumer loans:
   Equity lines ..........     11,939     2.60     11,819      2.76        9,500     2.37       5,156     1.67      4,028      1.75
   Other consumer loans ..      3,830     0.83      4,397      1.03        4,520     1.13       3,535     1.14      3,434      1.49
                             --------   ------   --------    ------     --------   ------    --------   ------   --------    ------
      Total consumer loans     15,769     3.43     16,216      3.79       14,020     3.50       8,691     2.81      7,462      3.24
                             --------   ------   --------    ------     --------   ------    --------   ------   --------    ------
Total loans ..............    459,276   100.00%   428,318    100.00%     399,989   100.00%    309,021   100.00%   230,445    100.00%
                                        ======               ======                ======               ======               ======
Allowance for loan losses      (4,535)             (4,258)                (3,915)              (3,027)             (2,513)
Undisbursed proceeds of
   construction and
   development loans in
   process ...............     (8,933)             (6,154)                (2,825)              (1,424)             (2,534)
Unearned income, net .....       (261)               (202)                  (156)                (198)               (470)
                             --------            --------               --------             --------            --------
      Loans, net .........    445,547             417,704                393,093              304,372             224,928
                             --------            --------               --------             --------            --------
Mortgage loans held-for-
  sale ...................        813                  --                     --                  321                 822
                             --------            --------               --------             --------            --------
   Loans, net and mortgage
     loans held-for-sale .   $446,360            $417,704               $393,093             $304,693            $225,750
                             ========            ========               ========             ========            ========

----------
(1)   Includes committed but unadvanced loan amounts.

      Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at March 31, 2002. The table does not include the effect of future principal prepayments.

                                                                               At March 31, 2002
                                           ----------------------------------------------------------------------------------------
                                            One- to                               Construction
                                             Four-        Multi-      Commercial      and                                   Total
                                           Family(1)      Family     Real Estate  Development(2)  Commercial   Consumer     Loans
                                           ----------------------------------------------------------------------------------------
                                                                             (In thousands)
Amounts due:
   One year or less ..................      $  1,669     $    886      $  1,775      $10,720       $ 2,242      $1,259    $ 18,551
                                            --------     --------      --------      -------       -------      ------    --------
   After one year:
   More than one year
      to three years .................           267          760         1,456       10,541           578         223      13,825
   More than three years
      to five years ..................         1,420          660           564           --         1,550         347       4,541
   More than five years
      to ten years ...................        16,307        3,971        14,725           34            86         934      36,057
   More than ten years
      to twenty years ................        39,126       48,312        39,331        2,800         5,622         486     135,677
   More than
      twenty years ...................       140,951       47,851        59,490          266         1,486         581     250,625
                                            --------     --------      --------      -------       -------      ------    --------
         Total due after
            one year .................       198,071      101,554       115,566       13,641         9,322       2,571     440,725
                                            --------     --------      --------      -------       -------      ------    --------
      Total amount due ...............      $199,740     $102,440      $117,341      $24,361       $11,564      $3,830     459,276
                                            ========     ========      ========      =======       =======      ======     =======
Less:
Allowance for loan losses........................................................................................           (4,535)
Undisbursed proceeds of construction and development loans in process............................................           (8,933)
Unearned income, net.............................................................................................             (261)
                                                                                                                          --------
Loans, net.......................................................................................................         $445,547
                                                                                                                          ========

----------
(1)   Includes equity lines.`
(2) Includes construction and development loans, which will convert to one- to four-family mortgage loans upon the completion of the construction.

      The following table sets forth at March 31, 2002, the dollar amount of loans contractually due after March 31, 2003 and whether such loans have fixed interest rates or adjustable interest rates.

                                                  Due After March 31, 2003
                                            ------------------------------------
                                              Fixed      Adjustable       Total
                                            --------     ----------     --------
                                                       (In thousands)
Mortgage loans:
   One- to four-family ...............      $ 28,942      $157,190      $186,132
   Multi-family ......................        42,810        58,744       101,554
   Commercial real estate ............        34,144        81,422       115,566
   Construction and development ......         5,042         8,599        13,641
                                            --------      --------      --------
      Total mortgage loans ...........       110,938       305,955       416,893
                                            --------      --------      --------
Commercial loans .....................         1,486         7,836         9,322
                                            --------      --------      --------
Consumer loans:
   Equity lines ......................            --        11,939        11,939
   Other consumer loans ..............           954         1,617         2,571
                                            --------      --------      --------
      Total consumer loans ...........           954        13,556        14,510
                                            --------      --------      --------
Total loans ..........................      $113,378      $327,347      $440,725
                                            ========      ========      ========

      Origination, Sale and Servicing of Loans. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its six branch offices and two administrative offices and secondarily through a network of loan correspondents, wholesale loan brokers and other financial institutions approved by the Bank. All loans originated by the Bank, are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate loans, depending on the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

      Generally, all adjustable-rate mortgage loans ("ARM's") originated by the Bank are originated for investment. While the Bank has from time-to-time, retained fixed-rate one- to four-family loans, it is currently the policy of the Bank to sell substantially all one- to four-family fixed-rate mortgage loans with scheduled repricing greater than 15 years. The one- to four-family mortgage loan products currently originated for sale by the Bank include a variety of loans which conform to the underwriting standards specified by Freddie Mac ("conforming loans") and, to a lesser extent, loans which do not conform to Freddie Mac standards due to loan amounts ("jumbo loans"). All one- to four-family mortgage loans sold by the Bank are sold pursuant to master commitments negotiated with Freddie Mac and other investors to purchase loans meeting such investors' defined criteria. The Bank generally retains the servicing rights on the mortgage loans sold.

      At March 31, 2002, the Bank maintained a servicing portfolio consisting of $391.8 million of loans held for portfolio, net, and $33.0 million of loans serviced for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. Substantially all of the loans currently being serviced for others are loans which have been sold by the Bank. The gross servicing fee income from loans sold is generally 24 to 48 basis points of the total balance of the loan serviced.

      During the fiscal years ended March 31, 2002 and 2001, the Bank originated and purchased $85.9 million and $47.6 million one- to four-family loans, respectively, of which $69.6 million, and $45.1 million, respectively, were retained for the Bank's portfolio. When loans are sold the Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. On April 1, 1996, the Bank implemented SFAS No. 122 "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" ("SFAS No. 122") pursuant to which the value of servicing rights may be recognized as an asset of the Bank. In the fiscal years ended March 31, 2002 and 2001, the fair value of servicing rights under SFAS No. 122 and SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") was not material and was not recognized in the consolidated financial statements for those periods.

      The Bank purchases whole loans, primarily one- to four-family mortgage loans as well as purchased participation interests in loans originated by other financial institutions, primarily multi-family and commercial real estate loans and, at March 31, 2002, had $67.5 million of purchased loans and $15.7 million in loan participation interests. Loans purchased from correspondent financial institutions are underwritten pursuant to the Bank's policies and generally closed in the name of the correspondent financial institution and then purchased by the Bank. Total loans purchased during the fiscal year March 31, 2002 were $43.1 million.

      The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                    For the Year Ended March 31,
                                                                -------------------------------------
                                                                   2002         2001          2000
                                                                -------------------------------------
                                                                            (In thousands)
Beginning balance, loans, net (1) .....................         $ 417,704     $ 393,093     $ 304,372
                                                                ---------     ---------     ---------
   Loans originated and purchased:
      Mortgage loans:
         One- to four-family ..........................            85,870        47,597        66,556
         Multi-family .................................            31,996        17,882        30,346
         Commercial real estate .......................            33,968        14,096        35,866
         Construction and development .................             9,765        13,418         8,031
                                                                ---------     ---------     ---------
            Total mortgage loans ......................           161,599        92,993       140,799
                                                                ---------     ---------     ---------
      Commercial ......................................            19,402         6,211            --
                                                                ---------     ---------     ---------
      Consumer:
         Equity lines .................................             9,365         5,248         3,686
         Other consumer loans .........................             6,231         4,964         3,453
                                                                ---------     ---------     ---------
      Total consumer loans ............................            15,596        10,212         7,139
                                                                ---------     ---------     ---------
      Total loans .....................................           196,597       109,416       147,938
                                                                ---------     ---------     ---------
   Total ..............................................           614,301       502,509       452,310
Principal repayments and other, net ...................          (151,617)      (82,030)      (56,996)
Loan charge-offs, net .................................               (35)         (117)           13
Sale of mortgage loans, principal balance .............           (16,289)       (2,590)       (2,172)
Transfer of mortgage loans to REO .....................                --           (68)          (62)
                                                                ---------     ---------     ---------
   Loans, net and mortgage loans held-for-sale ........           446,360       417,704       393,093
 Mortgage loans held-for-sale .........................              (813)           --            --
                                                                ---------     ---------     ---------
   Ending balance, loans, net .........................         $ 445,547     $ 417,704     $ 393,093
                                                                =========     =========     =========

----------
(1)   Includes mortgage loans held-for-sale.

      One-to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans with maturities of up to 30 years secured by one- to four-family residences. Most of such loans are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained through the Bank's in-house loan representatives, existing or past customers, mortgage brokers and referrals from members of the Bank's local communities. At March 31, 2002, the Bank's one- to four-family mortgage loans totalled $187.8 million, or 40.9%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 15.4% were fixed-rate mortgage loans and 84.6% were ARM loans.

      The Bank currently offers ARM loans with interest rates which adjust every one, three or five years from the outset of the loan and adjust annually after the initial rate period. At adjustment the interest rates for the Bank's ARM loans are indexed to either the one, three or five year Constant Maturity Treasury Index. The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

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

      All one- to four-family residential mortgage loans are underwritten according to the Bank's policies and guidelines. Generally, the Bank originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price with additional credit enhancements such as additional collateral or private mortgage insurance ("PMI"). Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable if the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

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

      Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by 5 or more unit apartment buildings and properties used for business purposes such as office buildings, industrial facilities or retail facilities. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at March 31, 2002 was $7.0 million. The Bank's multi-family and commercial real estate loans are generally made with terms up to 25 years and with interest rates that adjust periodically and are generally indexed to the prime rate as reported in The Wall Street Journal, or the corresponding borrowing rates offered by the Federal Home Loan Bank of Boston. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history, the value of the underlying property and the financial conditions of the Borrower/Guarantor. The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x utilizing a 25 year amortization schedule. In addition, depending on the perceived environmental risk of the property an environmental impact survey may be required for multi-family and commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On occasion the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower, equity position and other mitigating circumstances.

      The largest multi-family or commercial real estate loan in the Bank's portfolio at March 31, 2002 was a $4.9 million real estate loan secured by a blanket mortgage on five retail/office buildings. This loan was performing according to its terms as of March 31, 2002.

      The Bank also purchases participation interests in multi-family and commercial real estate loans. Most of these loans are secured by real estate located in the Bank's primary market area. The Bank will underwrite its participation interest according to its own underwriting standards. At March 31, 2002, the Bank had $15.7 million in multi-family and commercial real estate loan participation interests, or 2.4% of total loans.

      Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to four-family loans. Additionally, because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

      Construction and Development Lending. The Bank originates short-term balloon fixed-and adjustable- rate construction loans for the development of residential and commercial property. Construction and development loans are offered primarily to experienced local developers operating in the Bank's market area. The Bank currently does not originate loans secured by raw land. The majority of the Bank's construction and development loans are originated to finance the construction by developers of residential real estate and, to a lesser extent, commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to 18 months and may be made in amounts up to 80% of the appraised value of the property on multi-family and commercial real estate construction and 85% on one- to four-family residential construction. Construction loan proceeds are disbursed periodically, in increments, as construction progresses and as inspections by the Bank's lending officers warrant.

      At March 31, 2002, the Bank's largest construction and development loan was a performing loan with a $5.5 million outstanding commitment secured by a
43.6 acre parcel approved for 62 townhouse/condominium units in Southboro, Massachusetts.

      The Bank also originates construction to permanent loans to individual borrowers for the construction of single-family owner-occupied residential properties with permanent financing commitments by the Bank. The Bank's underwriting standards and procedures for such loans are similar to those applicable for one- to four-family residential mortgage lending. Proceeds for such loans are disbursed as phases of the construction are completed. All such loans are originated as one- to four-family interest-only adjustable-rate mortgage loans. Upon completion of the construction, such loans convert to principal and interest over the remaining term. At March 31, 2002, such loans totalled $2.3 million, or 9.4%, of the $24.4 million of construction and development loans.

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

      Commercial Lending. The Bank originates commercial loans in which the proceeds are utilized for business purposes primarily in its market area to a variety of professionals, sole proprietorships and small businesses. In most cases commercial loans are secured. Collateral could include, but not limited to, business assets, real estate, accounts receivable and/or personal assets of the principal/guarantor. The specific loan terms are dependent on the specific purpose, source of repayment and collateral supporting the loan.

      This type of lending is primarily available to existing customers of the Bank in order to enhance the overall relationship with that customer. The Bank requires personal guarantees on all commercial loans.

      The largest commercial loan relationship was a $3.5 million line of credit, of which $1.0 million is currently outstanding, secured by all business assets and ownership interests of the borrowers company. This loan was performing according to its original terms at March 31, 2002.

      When making commercial business loans, the Bank considers the financial statements of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, and viability of the industry in which the customer operates and the value of the collateral.

      Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayments from his or her employment or other income, and which are secured by real property whose value tends to be more ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans, may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

      Consumer and Other Lending. Consumer loans consist primarily of equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. These loans are typically shorter term and generally have higher interest rates than one- to four-family residential mortgage loans. Consumer loans are underwritten consistent with general practices within the industry. Typically on secured loans, such as home equity lines of credit and auto loans, the total loan-to-value ratio does not exceed 80%. In addition, underwriting guidelines generally require total monthly debt service to gross monthly income to be less than 40% and the borrower should maintain an acceptable credit history. Rates and terms are based on the loan type and the collateral supporting the loan.

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

Delinquent Loans, Classified Assets and Real Estate Owned

      Delinquencies and Classified Assets. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 90 days or more and all Real Estate Owned ("REO"). The procedures taken by the Bank with respect to delinquencies vary depending on the type of loan, length and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure and in rare instances, accept a deed in lieu of foreclosure.

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

      The Bank's Classification of Assets Committee reviews and classifies the Bank's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At March 31, 2002, one land loan totaling $3.4 million was classified as Substandard. At March 31, 2002, the Bank had two commercial participation loans, totaling $1.4 million, designated as Special Mention. At March 31, 2002 no loans were designated as Doubtful or Loss.

      The following table sets forth the delinquencies in the Bank's loan portfolio as of the dates indicated.

                                                            At March 31, 2002                        At March 31, 2001
                                            ---------------------------------------------------------------------------------------
                                                  30-89 Days          90 Days or More          30-89 Days        90 Days or More
                                            ---------------------------------------------------------------------------------------
                                                        Principal             Principal              Principal            Principal
                                             Number      Balance    Number     Balance     Number     Balance    Number     Balance
                                            of Loans    of Loans   of Loans    of Loans   of Loans   of Loans   of Loans   of Loans
                                            ---------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Mortgage loans:
   One- to four-family ...................       12        $1,371        1        $109        12       $  752       2        $320
                                                 --        ------       --        ----        --       ------      --        ----
   Multi-family ..........................       --            --       --          --        --           --      --          --
   Commercial real estate ................        1           345       --          --        --           --      --          --
   Land ..................................        1         2,756       --          --        --           --      --          --
                                                 --        ------       --        ----        --       ------      --        ----
      Total mortgage loans ...............       14         4,472        1         109        12          752       2         320
                                                 --        ------       --        ----        --       ------      --        ----
Consumer and Commercial loans:
   Equity lines ..........................        2            79       --          --         2          285       1          20
   Other consumer loans ..................        4            33       --          --         1           25       2          28
   Commercial loans ......................        3           600       --          --        --           --      --          --
                                                 --        ------       --        ----        --       ------      --        ----
      Total consumer and commercial
      loans ..............................        9           712       --          --         3          310       3          48
                                                 --        ------       --        ----        --       ------      --        ----
Total loans ..............................       23        $5,184        1        $109        15       $1,062       5        $368
                                                 ==        ======       ==        ====        ==       ======      ==        ====
Delinquent loans to loans, net ...........                   1.16%                0.02%                  0.25%               0.09%
                                                             ====                 ====                   ====                ====

                                                      At March 31, 2000
                                        ----------------------------------------------
                                             30-89 Days            90 Days or More
                                            ------------          -----------------
                                                    Principal                 Principal
                                         Number      Balance      Number       Balance
                                        of Loans    of Loans     of Loans     of Loans
                                        ----------------------------------------------
                                                    (Dollars in thousands)
Mortgage loans:
   One- to four-family...............       14        $1,281           5        $ 731
   Multi-family......................       --            --          --           --
   Commercial real estate............       --            --           2          443
   Land..............................       --            --          --           --
                                            --        ------          --       ------
      Total mortgage loans...........       14         1,281           7        1,174
                                            --        ------          --       ------
Consumer and Commercial loans:
   Equity lines......................        1           150          --           --
   Other consumer loans..............        5           363           3           50
   Commercial loans..................       --            --          --           --
                                            --        ------          --       ------
      Total consumer and commercial
      loans..........................        6           513           3           50
                                            --        ------          --       ------
Total loans..........................       20        $1,794          10       $1,224
                                            ==        ======          ==       ======
Delinquent loans to loans, net ......                   0.46%                    0.31%
                                                        ====                     ====

      Nonperforming Assets and Impaired Loans. The following table sets forth information regarding nonaccrual loans and REO. At March 31, 2002, the Bank had no REO in its portfolio. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due and to recognize interest income only as payments are made on loans. Interest income that would have been recorded for the years ended March 31, 2002 and 2001, had non-accruing loans been current according to their original terms, was $40,744 and $260,000, respectively, of which $40,710 and $249,000 was included in interest income related to these loans. There were no loans that met the definition of an impaired loan, per SFAS No. 114, at March 31, 2002 and 2001.

      The following table sets forth the Bank's non-performing assets for the periods as indicated.

                                                                              At March 31,
                                                      -------------------------------------------------------------
                                                         2002         2001         2000           1999        1998
                                                      -------------------------------------------------------------
                                                                         (Dollars in thousands)
Nonaccrual loans:
   Mortgage loans:
      One- to four-family........................     $     109    $     320    $    731       $    862    $  1,258
      Multi-family...............................            --           --          --            280         254
      Commercial real estate.....................            --           --         443            745         739
      Construction and development...............            --           --          --             --          --
                                                      ---------    ---------    --------       --------    --------
         Total mortgage loans....................           109          320       1,174          1,887       2,251
                                                      ---------    ---------    --------       --------    --------
   Consumer loans:
      Equity lines...............................            --           20          --             65          --
      Other consumer loans.......................            --           28          50             12          28
                                                      ---------    ---------    --------       --------    --------
         Total consumer loans....................            --           48          50             77          28
                                                      ---------    ---------    --------       --------    --------
         Total nonaccrual loans..................           109          368       1,224          1,964       2,279
Real estate owned, net...........................            --           --          62             --          --
                                                      ---------    ---------    --------       --------    --------
         Total nonperforming assets (1)..........     $     109    $     368    $  1,286       $  1,964    $  2,279
                                                      =========    =========    ========       ========    ========
Allowance for loan losses as a percent
   of loans (2)..................................          1.01%        1.01%       0.99%          0.98%       1.10%
Allowance for loans losses as a percent
   of nonperforming loans (3)....................      4,160.55     1,157.07      319.85         154.12      110.27
Nonperforming loans as a percent of
   loans (2)(3)..................................          0.02         0.09        0.31           0.65        1.00
Nonperforming assets as a percent of
   total assets (1)..............................          0.02         0.07        0.28           0.55        0.77

(1)   Nonperforming assets consist of nonperforming loans and REO.
(2) Loans are presented before allowance for loan losses and net of undisbursed proceeds.
(3) Nonperforming loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

      Allowance for Loan Losses. The allowance for loan losses is based on management's estimate of the credit losses inherent in the loan portfolio and management's ongoing review of the existing loan portfolio, current market conditions and the volume and mix of the Bank's existing loan origination pipeline. To estimate potential loss exposure in the Bank's loan portfolio, management establishes an allocated allowance based upon its review of internal loan classification reports which identify any loans classified as special mention, substandard, doubtful or loss and applies an allocation factor based upon its estimated exposure on these specific loans. An unallocated allowance is maintained based on the remaining portfolio, which is classified into various groups based upon loan type, underlying collateral, and delinquency status and payment performance history. The loss factor applied to these loans is based upon management's review of historical loss experience, current local and national economic conditions and industry experience and standards. In addition, as part of the regulatory examination process, the OTS periodically reviews the Company's allowance for loan losses and may require additional provisions for estimated losses based upon judgments different from those of management.

      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb losses inherent in its loan portfolio at March 31, 2002, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic conditions and actual loss experience differs from those assumed by management in determining the current level of the allowance for loan losses.

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

      While the level of non-performing loans decreased during fiscal 2002, the Bank added $312,000 to the allowance in recognition of the level of loan growth and changing portfolio mix. The focus of the lending activities has changed and is geared more to multi-family, commercial real estate, commercial loans and home equity lines of credit. These loans are considered to have slightly more risk than residential loans, and as such management believed it to be a prudent business decision to add to the level of reserves.

      The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated.

                                                                           For the Year Ended March 31,
                                                          -----------------------------------------------------------------
                                                             2002         2001            2000         1999           1998
                                                          -----------------------------------------------------------------
                                                                                (Dollars in thousands)
Balance at beginning of period .....................      $   4,258    $   3,915        $  3,027      $ 2,513       $ 1,687
                                                          ---------    ---------        --------      -------       -------
Provision for loan losses ..........................            312          460             875          617           856
                                                          ---------    ---------        --------      -------       -------
Charge-offs:
   Mortgage loans:
      One- to four-family ..........................             --           --              --          103            49
      Commercial real estate .......................             --          124              --           --            --
      Construction and development .................             --           --              --           --            --
   Consumer loans ..................................             49            5               1           --            --
                                                          ---------    ---------        --------      -------       -------
         Total charge-offs .........................             49          129               1          103            49
                                                          ---------    ---------        --------      -------       -------
Recoveries .........................................             14           12              14           --            19
                                                          ---------    ---------        --------      -------       -------
Balance at end of period ...........................      $   4,535    $   4,258        $  3,915      $ 3,027       $ 2,513
                                                          =========    =========        ========      =======       =======
Ratio of net charge-offs during the
   period to average loans outstanding
   during the period ...............................           0.01%        0.03%           0.00%        0.03%         0.01%
                                                          =========    =========        ========      =======       =======
Allowance for loan losses as a percent
   of loans (1) ....................................           1.01%        1.01%           0.99%        0.98%         1.10%
                                                          =========    =========        ========      =======       =======
Allowance for loans losses as a percent of
   nonperforming loans (2) .........................       4,160.55%    1,157.07%         319.85%      154.12%       110.27%
                                                          =========    =========        ========      =======       =======

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

                                                                         At March 31,
                                  ------------------------------------------------------------------------------------------------
                                               2002                           2001                             2000
                                  ------------------------------------------------------------------------------------------------
                                                        Percent                           Percent                         Percent
                                                       of Loans                          of Loans                        of Loans
                                          Percent of    in Each            Percent of     in Each           Percent of    in Each
                                           Allowance   Category             Allowance    Category            Allowance   Category
                                           to Total    to Total             to Total     to Total             to Total   to Total
                                  Amount   Allowance     Loans    Amount    Allowance     Loans      Amount  Allowance     Loans
                                  ----------------------------    -------------------------------    -----------------------------
                                                                   (Dollars in thousands)
Multi-family and One-to four-
   family loans .............     $1,778     39.21%      68.50%   $1,752      41.15%      72.29%     $1,918     48.99%     72.47%
Commercial real estate ......      2,312     50.98       25.55     2,005      47.09       23.01       1,549     39.56      23.97
                                  ------    ------      ------    ------     ------      ------      ------    ------     ------
   Total ....................      4,090     90.19       94.05     3,757      88.24       95.30       3,467     88.55      96.44
Commercial loans ............         91      2.00        2.52        78       1.83        0.91          --     --          0.06
Consumer loans ..............         81      1.79        3.43       127       2.98        3.79         124      3.17       3.50
Unallocated .................        273      6.02          --       296       6.95          --         324      8.28         --
                                  ------    ------      ------    ------     ------      ------      ------    ------     ------
Total allowance for loan
   Losses ...................     $4,535    100.00%     100.00%   $4,258     100.00%     100.00%     $3,915    100.00%    100.00%
                                  ======    ======      ======    ======     ======      ======      ======    ======     ======

                                                            At March 31,
                                  ------------------------------------------------------------------
                                            1999                                1998
                                  ----------------------------    ----------------------------------
                                                        Percent                             Percent
                                                       of Loans                            of Loans
                                          Percent of    in Each              Percent of     in Each
                                           Allowance   Category               Allowance    Category
                                           to Total    to Total               to Total     to Total
                                  Amount   Allowance     Loans      Amount    Allowance      Loans
                                  ----------------------------    ----------------------------------
                                                      (Dollars in thousands)
Multi-family and One-to four-
   family loans .............     $1,221      40.34%      75.09%     $1,131      45.01%      81.35%
Commercial real estate ......      1,314      43.41       21.94         955      38.00       15.39
                                  ------     ------      ------      ------     ------      ------
   Total ....................      2,535      83.75       97.03       2,086      83.01       96.74
Commercial loans ............         --         --        0.16          --         --        0.02
Consumer loans ..............        124       4.10        2.81          50       1.99        3.24
Unallocated .................        368      12.15          --         377      15.00          --
                                  ------     ------      ------      ------     ------      ------
Total allowance for loan
   losses ...................     $3,027     100.00%     100.00%     $2,513     100.00%     100.00%
                                  ======     ======      ======      ======     ======      ======

      Real Estate Owned. At March 31, 2002 and March 31, 2001 the Bank had no REO. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

Investment Activities

      Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Historically, the Bank has maintained liquid assets at a level considered adequate to meet its normal daily activities.

      The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity and a high quality investment portfolio. The Bank primarily utilizes investments in securities for liquidity management and as a method of deploying excess funds not utilized for investment in loans. The Bank is required by SFAS No. 115 to categorize its securities as held-to-maturity, available-for-sale or held for trading. Generally accepted accounting principles require that securities be categorized as either "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. The Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

      Short-term investments primarily consist of overnight deposits at the FHLB and the Co-operative Central Bank Liquidity Fund. The Liquidity Fund is a no-load diversified, open-ended money market investment fund whose objective is maximum current income consistent with liquidity and the preservation of capital. The Fund is designed solely for use by eligible investors as an economical and convenient way to make liquid investments.

      As of March 31, 2002, $27.7 million, or 5.2% of total assets, of the securities portfolio consisted of investment securities, primarily marketable equity securities, primarily consisting of mutual fund securities, common stocks, preferred stocks and trust preferred stocks, and corporate bonds and notes. The weighted average maturity of the Bank's fixed rate investment securities portfolio, excluding any equity securities, was 60 months as of March 31, 2002.

      At March 31, 2002, the Bank had $7.3 million of mortgage-backed and mortgage-related securities, or 1.4% of total assets, all of which were backed by fixed-rate mortgages and which consisted of mortgage-backed securities and collateralized mortgage obligations insured or issued by Ginnie Mae, Fannie Mae and Freddie Mac. At March 31, 2002, the weighted average estimated maturity of its mortgage-backed and mortgage-related securities portfolio was 29 months. Investments in mortgage-backed and mortgage-related securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

      While investments in privately issued mortgage-backed securities generally bear yields higher than mortgage-backed securities insured by government sponsored agencies, they involve a greater degree of risk than those issued by government sponsored agencies, as such securities are not insured or guaranteed by such government sponsored agencies.

      The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                                           At March 31,
                                                           -------------------------------------------------------------------------
                                                                     2002                     2001                    2000
                                                           -------------------------------------------------------------------------
                                                           Amortized      Fair       Amortized     Fair        Amortized      Fair
                                                             Cost         Value        Cost        Value          Cost        Value
                                                           ---------     -------     ---------     -------     ---------     -------
                                                                                          (In thousands)
Held-to-maturity:
 Mortgage-backed and mortgage-
  related securities .................................      $   177      $   177      $   336      $   345      $   527      $   535
                                                            -------      -------      -------      -------      -------      -------
  Total held-to-maturity .............................          177          177          336          345          527          535
                                                            -------      -------      -------      -------      -------      -------
Available-for-sale securities:
 Marketable equity securities ........................        8,045        9,316        7,496        8,654        9,840        9,049
 Mortgage-backed securities ..........................        6,977        7,087       14,141       14,314       16,937       16,476
 Trust preferred equity securities and stock .........       10,599       10,754        7,559        7,510        2,501        1,916
 Corporate bonds and notes ...........................        6,454        6,240        1,452        1,408          495          462
 Preferred stocks ....................................        1,500        1,407        1,500        1,467        1,500        1,342
 Government agency securities ........................           --           --        1,000        1,003        2,607        2,567
                                                            -------      -------      -------      -------      -------      -------
  Total available-for-sale ...........................       33,575       34,804       33,148       34,356       33,880       31,812
                                                            -------      -------      -------      -------      -------      -------
   Total securities ..................................      $33,752      $34,981      $33,484      $34,701      $34,407      $32,347
                                                            =======      =======      =======      =======      =======      =======

      As of March 31, 2002 the aggregate amortized cost basis and fair value of securities, which total is included in the marketable equity securities stated in the above table, of issuers which exceeded 10% of stockholders' equity were:

                                            Amortized
                   Issuer                   Cost Basis            Fair Value
                   ------                   ----------            ----------
                                                   (In thousands)
                                                   --------------
            Asset Management Fund             $7,725                $7,708

      The following table sets forth certain information regarding the amortized cost and fair values of the Bank's mortgage-backed and mortgage-related securities.

                                                                             At March 31,
                                   -------------------------------------------------------------------------------------------------
                                                 2002                             2001                             2000
                                   -------------------------------------------------------------------------------------------------
                                               Percent                           Percent                          Percent
                                   Amortized     of       Fair      Amortized       of       Fair     Amortized      of       Fair
                                      Cost     Total(1)   Value        Cost      Total(1)   Value       Cost      Total(1)    Value
                                   ---------   --------  -------    ----------   --------  -------    ---------   --------   -------
                                                          (Dollars in thousands)
Mortgage-backed and mortgage-
   related securities:
      Ginnie Mae ................    $  127       1.78%   $  127     $   181       1.25%   $   187     $   239       1.36%   $   247
      Freddie Mac ...............        50       0.70        50          73       0.50         76          97       0.56         99
      CMOs ......................     6,977      97.52     7,087      14,223      98.25     14,396      17,128      98.08     16,665
                                     ------       ----    ------     -------       ----    -------     -------       ----    -------
Total mortgage-backed and
   mortgage-related securities ..    $7,154     100.00%   $7,264     $14,477     100.00%   $14,659     $17,464     100.00%   $17,011
                                     ======     ======    ======     =======     ======    =======     =======     ======    =======

----------
(1)   Based on amortized cost.

      The following table sets forth the amortized cost of the Bank's mortgage-backed and mortgage-related securities activities for the periods indicated.

                                                            For the Year Ended March 31,
                                                        -----------------------------------
                                                           2002         2001        2000
                                                        -----------------------------------
                                                                    (In thousands)
      Beginning balance ......................          $ 14,477      $ 17,464     $  6,327
         Principal repayments ................            (7,351)       (3,033)      (4,741)
         Purchases ...........................                --            --       15,830
         Accretion of discounts and
            amortization of premiums, net ....                28            46           48
                                                        --------      --------     --------
      Ending balance .........................          $  7,154      $ 14,477     $ 17,464
                                                        ========      ========     ========

      The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank's debt securities.

                                                                        At March 31, 2002
                            --------------------------------------------------------------------------------------------------------
                                                     More than One         More than Five
                                                          Year                 Years          More than Ten
                             One Year or Less        to Five Years          to Ten Years          Years               Total
                            -------------------  --------------------  -------------------  ------------------   -------------------
                                       Weighted              Weighted             Weighted            Weighted              Weighted
                            Amortized   Average  Amortized   Average   Amortized   Average  Amortized  Average   Amortized   Average
                              Cost       Yield      Cost     Yield        Cost      Yield      Cost     Yield       Cost      Yield
                            --------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Debt securities:
  Investment securities(1)      --         --          --        --     $5,000       7.50%    $1,454     2.83%     $ 6,454    6.45%
  Fixed-rate:
     Ginnie Mae ..........      --         --          38      8.00         89       8.00         --       --          127    8.00

     Freddie Mac .........      --         --          --        --         50       8.57         --       --           50    8.57

     CMOs ................      --         --          --        --         --         --      6,977     6.18        6,977    6.18
                               ---                 ------               ------                ------               -------
Total debt securities ....     $--         --      $   38      8.00%    $5,139       7.52%    $8,431     5.60%     $13,608    6.33%
                               ===                 ======               ======                ======               =======

----------
(1)   Consists of government agency obligations, and corporate bonds and notes.

Deposit Activities and Other Sources of Funds

      General. Deposits, loan repayments and prepayments, proceeds from the sale of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of business and consumer checking, money market, savings, NOW and certificate accounts. For the year ended March 31, 2002, the average balance of core deposits represented 58.5% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, competition and opportunities resulting from bank mergers and acquisitions in the Bank's primary market area. The Bank's deposits are obtained predominantly from the areas surrounding its branch offices. The Bank has historically relied primarily on providing a higher level of customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area. While the Bank generally does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits, the Bank may solicit, from time-to-time, such deposits depending upon market conditions and funding needs. The Bank offers negotiated rates on some of its certificate accounts. At March 31, 2002, $124.0 million, or 41.5% of total average deposits, were certificate accounts with a weighted average remaining maturity of 11 months.

      For the year ended March 31, 2002, certificate accounts in excess of $100,000 decreased $3.4 million, or 11.0%, from $30.9 million to $27.5 million. The decrease in certificate accounts over $100,000 was due in part to our competitively priced short term and liquid deposit products, coupled with the maturity of previously offered special rate CD promotions. The decrease in certificate accounts resulted in a reduction in the average cost of certificates of deposits from 5.71% in fiscal year 2001 to 4.92% for fiscal year 2002. Decreases in certificate accounts under $100,000, which tend to be more sensitive to movements in market interest rates than core deposits, may result in a less stable deposit base for the Bank. Consequently, if a greater percentage of the Bank's deposit portfolio was comprised of core deposits, increases in market interest rates could result in further increases in the Bank's cost of deposit funds, thus adversely affecting net interest income in future periods.

      The following table presents the deposit activity of the Bank for the periods indicated:

                                                  For the Year Ended March 31,
                                                -------------------------------
                                                  2002        2001        2000
                                                -------------------------------
                                                        (In thousands)
    Net increase in deposits ...............    $45,320     $14,633     $19,505
    Interest credited on deposit accounts ..     10,043      11,286       8,884
                                                -------     -------     -------
    Total increase in deposit accounts .....    $55,363     $25,919     $28,389
                                                =======     =======     =======

      At March 31, 2002, the Bank had $27.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                Weighted
                                                                 Average
            Maturity Period                          Amount       Rate
            --------------------------------        -------     ---------
                                                  (Dollars in thousands)

            3 months or less ...............        $ 9,867       3.38%
            Over 3 through 6 months ........          4,437       3.81
            Over 6 through 12 months .......          7,249       3.52
            Over 12 months .................          5,983       4.78
                                                    -------       ----
                  Total ....................        $27,536       3.79%
                                                    =======       ====

      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                                    For the Year Ended March 31,
                                  --------------------------------------------------------------------------------------------------
                                               2002                               2001                            2000
                                  --------------------------------------------------------------------------------------------------
                                              Percent                           Percent                          Percent
                                             of Total   Weighted                of Total    Weighted             of Total   Weighted
                                   Average    Average    Average    Average     Average      Average   Average   Average     Average
                                   Balance   Deposits     Rate      Balance     Deposits      Rate     Balance   Deposits     Rate
                                  --------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Demand deposits .............     $ 14,625     4.89%        --%    $  8,332       3.20%         --%    $  4,212     1.88%        --%
Money market accounts .......      103,627    34.67       3.22       69,371      26.68        4.37       58,644    26.16       3.88
Regular savings accounts ....       28,051     9.38       1.40       26,702      10.27        2.00       25,484    11.37       2.01
NOW accounts ................       28,590     9.57       0.71       24,454       9.41        0.92       22,993    10.26       1.11
                                  --------   ------       ----     --------     ------        ----     --------   ------       ----
      Total .................      174,893    58.51       2.45      128,859      49.56        3.15      111,333    49.67       2.84
                                  --------   ------       ----     --------     ------        ----     --------   ------       ----
Certificate accounts (1)(2):
   Less than 6 months .......       68,729    22.99       4.93       64,967      24.99        5.55       46,614    20.80       5.01
   Over 6 through 12 months .       32,094    10.74       4.82       38,776      14.92        5.88       44,260    19.75       5.15
   Over 12 through
      36 months .............       20,353     6.81       4.98       21,601       8.31        5.63       18,655     8.32       5.51
   Over 36 months ...........        2,833     0.95       5.53        5,767       2.22        6.80        3,269     1.46       5.98
                                  --------   ------       ----     --------     ------        ----     --------   ------       ----
   Total certificate accounts      124,009    41.49       4.92      131,111      50.44        5.71      112,798    50.33       5.18
                                  --------   ------       ----     --------     ------        ----     --------   ------       ----
   Total average deposits ...     $298,902   100.00%      3.53%    $259,970     100.00%       4.49%    $224,131   100.00%      4.04%
                                  ========   ======       ====     ========     ======        ====     ========   ======       ====

----------
(1)   Based on remaining maturity of certificates.
(2)   Includes retirement accounts such as IRA and Keogh accounts.

      The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at March 31, 2002.

                                              Period to maturity from March 31, 2002
                                       -------------------------------------------------
                                       Less         One        Two       Three      Four
                                       than         to          to        to         to
                                       One          Two       Three      Four       Five
                                       Year        Years      Years      Years      Years           At March 31,
                                                                                               ----------------------------------
                                                                                                 2002         2001         2000
                                     --------------------------------------------------------------------------------------------
            Certificate accounts:
            0 to 4.00% ..........     $54,301     $10,663     $1,262     $   --     $   34     $ 66,260     $    186     $    577
            4.01% to 5.00% ......      22,579       3,785      1,044      1,948      1,385       30,741       21,774       34,969
            5.01% to 6.00% ......       7,382       1,409        990        109      1,119       11,009       46,632       69,692
            6.01% to 7.00% ......       4,281         984      2,342      1,542         --        9,149       56,627       14,016
            7.01% to 8.00% ......         204          --         --         --         --          204          289        1,404
                                      -------     -------     ------     ------     ------     --------     --------     --------
               Total ............     $88,747     $16,841     $5,638     $3,599     $2,538     $117,363     $125,508     $120,658
                                      =======     =======     ======     ======     ======     ========     ========     ========

      Borrowings. As part of its operating strategy, the Bank utilizes advances from the FHLB as an alternative to retail deposits to fund its operations. The Bank has emphasized the utilization of FHLB borrowings to further fund its asset growth. By utilizing FHLB advances, which possess varying stated maturities, the Bank can meet its liquidity needs without otherwise being dependent upon retail deposits and revising its deposit rates to attract retail deposits, which have no stated maturities (except for certificates of deposit), which are interest rate sensitive and which are subject to withdrawal from the Bank at any time. These FHLB advances are collateralized primarily by mortgage loans and mortgage-backed securities held by the Bank and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At March 31, 2002, the Bank had $137.1 million in outstanding advances from the FHLB and $2.9 million in other borrowings, as compared to $158.1 million and $2.0 million at March 31, 2001, respectively.

      The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                           At or For the Year Ended March 31,
                                                                     -------------------------------------------
                                                                        2002            2001              2000
                                                                     -------------------------------------------
                                                                              (Dollars in thousands)
FHLB advances:
   Average balance outstanding during the period............         $142,480          $155,380         $131,015
   Maximum amount outstanding at any month-end
      during the period.....................................          155,157           163,749          156,027
   Balance outstanding at end of period.....................          137,143           158,139          147,527
   Weighted average interest rate during the period.........             5.35%             6.25%            5.40%
   Weighted average interest rate at end of period..........             4.51%             5.94%            5.68%
Other borrowed funds:
   Average balance outstanding during the period............          $ 2,000           $ 3,026          $ 7,035
   Maximum amount outstanding at any month-end
      during the period.....................................            2,000             8,130           15,130
   Balance outstanding at end of period.....................            2,902             2,025            8,137
   Weighted average interest rate during the period.........             3.50%             6.11%            5.63%
   Weighted average interest rate at end of period..........             1.85%             5.50%            5.47%

Personnel

      As of March 31, 2002, the Bank had 81 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

      A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

      The capital regulations also incorporated an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure were potentially subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. However, the OTS deferred implementation of the interest rate risk component and recently removed it from its capital regulation. At March 31, 2002, the Bank met each of its capital requirements. The OTS also has authority to establish individual capital requirements for specific institutions if deemed necessary by the institution's condition or risk profile.

      The following table presents the Bank's capital position at March 31, 2002.

                                                                                      Capital
                                                                               ---------------------
                                Actual         Required        Excess          Actual       Required
                                Capital         Capital        Amount          Percent      Percent
                                                       (Dollars in thousands)
Tangible................        $41,940         $ 7,846        $34,094           8.02%        1.50%
Core (Leverage).........        $41,940         $20,923        $21,017           8.02%        4.00%
Risk-based..............        $47,073         $32,137        $14,936          11.72%        8.00%

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

      Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points healthiest institutions to 27 basis points of assessable deposits for the for the riskiest.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

      The Bank's assessment rate for fiscal 2002 ranged from 1.76 to 1.90 basis points and the premium paid for this period was $54,096, which represents payment toward the FICO bonds. The FDIC has the authority to increase insurance assessments. A significant increase in SAIF Insurance premiums would likely have an adverse effect on the operating expenses and results of the operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

      Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2002, the Bank's limit on loans to one borrower was $7.0 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $6.7 million.

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

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2002, the Bank maintained 69.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

      Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. An application and the approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended March 31, 2002 totaled $104,855.

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

      The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at March 31, 2002 of $8.5 million.

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

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement is $1.239 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. The Company and the Bank report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS or the Massachusetts Department of Revenue for nine years, since 1992, which covered the tax years 1992 and previous. For its 2002 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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

State and Local Taxation

      Commonwealth of Massachusetts Taxation. On July 27, 1995, the Governor of Massachusetts approved legislation to reduce the tax rate applicable to financial institutions, including savings banks, from 12.54% on their net income to 10.50% on their net income apportioned to Massachusetts. The reduced rate was phased-in over a five-year period whereby the rate was 11.71% for 1996, 11.32% for 1997, 10.91% for 1998, and will be 10.50% for future years. Net income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and net operating losses, as defined under the provisions of the Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for 95% of dividends received from stock where the Company owns 15% or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of the Company conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1996. The net worth or tangible property of such grandfathered subsidiaries is taxed at a rate of 0.26%. Such grandfathered subsidiaries may file consolidated tax returns on the net earnings portion of the corporate tax.

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

                                                                                                    Net Book Value of
                                                                                                       Property or
                                                 Leased        Original           Date of               Leasehold
                                                   or        Year Leased           Lease             Improvements at
Location                                         Owned       or Acquired         Expiration           March 31, 2002
----------------------------------              --------    --------------   -----------------      -----------------
                                                                                                      (In thousands)
Executive/Branch Office:
   1299 Beacon Street
   Brookline, MA 02446...........                 Owned          1950                    --               $  723

Administrative Office:
   1309 Beacon Street
   Brookline, MA 02446...........                Leased          1987         February 2007                   88

   1319 Beacon Street
   Brookline, MA 02446...........                Leased          1999         November 2004 (1)              118

Branch Offices:
   184 Massachusetts Avenue
   Boston, MA 02115..............                Leased          1973         December 2003                   90

   Dedham Mall
   Dedham, MA 02026..............                Leased          1982             July 2005 (2)               95

   61 Lenox Street
   Norwood, MA 02062.............                 Owned          1975                    --                  312

   705 High Street
   Westwood, MA 02090............                 Owned          1977                    --                  306

   931 Main Street
   Walpole, MA 02081.............                Leased          2000          January 2010 (3)              122
                                                                                                          ------
         Total.................................................................................           $1,854
                                                                                                          ======

(1) The Bank has an option to renew this lease for one additional five-year period.
(2) The Bank will be relocating the Dedham branch to a new location in the Dedham Plaza in July of 2002.
(3) The Bank has an option to renew this lease for one additional ten-year period.

Item 3. Legal Proceedings.

      The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

      The Common Stock of the Company is traded on the American Stock Exchange under the symbol "BYS." The stock began trading on March 30, 1998. As of May 21, 2002, there were 356 registered recordholders of the Common Stock of the Company, which includes shares held in street name. The following table sets forth for the quarters indicated the range of high and low sale prices and dividend information for the Common Stock of the Company as reported on the American Stock Exchange. The Companies payments of dividends are subject to the laws of Delaware which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or preceding fiscal year.

                                         Year Ended March 31, 2002
                           ----------------------------------------------------
                           4th Quarter  3rd Quarter   2nd Quarter   1st Quarter
                           ----------------------------------------------------
      High ............       $42.15       $37.00        $36.40       $32.10
      Low .............       $36.35       $34.90        $31.68       $28.90
      Dividend Paid ...       $ 0.18       $ 0.18        $ 0.15       $ 0.15

                                         Year Ended March 31, 2001
                           ----------------------------------------------------
                           4th Quarter  3rd Quarter   2nd Quarter   1st Quarter
                           ----------------------------------------------------
      High ............       $29.40       $28.44        $25.88       $23.25
      Low .............       $28.00       $24.44        $21.44       $16.00
      Dividend Paid ...       $ 0.12       $ 0.12        $ 0.10       $ 0.10

Item 6. Selected Financial Data

                                                        At or for the years ended March 31,
                                               -----------------------------------------------------
                                                 2002       2001       2000      1999        1998
                                               -----------------------------------------------------
      Selected Balance Sheet Data:                      (In thousands, except per share data)
      Total assets .........................   $528,715   $491,857   $460,137   $359,404   $ 295,291
      Investments (1) ......................     41,320     34,806     32,939     31,675      56,795
      Loans, net ...........................    445,547    417,704    393,093    304,372     224,928
      Mortgage loans held for sale .........        813         --         --        321         822
      Deposits .............................    328,626    273,263    247,344    218,955     209,956
      FHLB advances ........................    137,143    158,139    147,527     77,119      20,000
      Stockholders' equity .................     55,031     53,760     52,630     60,298      63,574
      Allowance for loan losses ............      4,535      4,258      3,915      3,027       2,513
      Non-performing loans .................        109        368      1,224      1,964       2,279
      Non-performing assets ................        109        368      1,286      1,964       2,279
      Book value per share .................   $  35.65   $  32.77   $  29.06   $  26.88   $   27.02
      Selected Operating Data:
       Interest income .....................   $ 38,049   $ 37,220   $ 30,973   $ 23,426   $  19,249
       Interest expense ....................     17,734     21,185     16,355     10,758      10,200
                                               --------   --------   --------   --------   ---------
         Net interest income ...............     20,315     16,035     14,618     12,668       9,049
       Provision for loan losses ...........        312        460        875        617         856
                                               --------   --------   --------   --------   ---------
         Net interest income after provision
           for loan losses .................     20,003     15,575     13,743     12,051       8,193
       Total noninterest income ............      1,463        833      1,106        431         313
       Total noninterest expense ...........     12,094     10,467     10,612      8,706      11,008
                                               --------   --------   --------   --------   ---------
       Income before income taxes ..........      9,372      5,941      4,237      3,776      (2,502)
       Income taxes (benefit) ..............      3,737      2,329      1,482      1,542        (751)
                                               --------   --------   --------   --------   ---------
         Net Income (loss) .................   $  5,635   $  3,612   $  2,755   $  2,234   $  (1,751)
                                               ========   ========   ========   ========   =========
      Per Share Data:
       Basic earnings ......................   $   3.58   $   2.08   $   1.34   $   0.97         N/A
       Diluted earnings ....................   $   3.36   $   2.02   $   1.34   $   0.95         N/A
       Dividends paid ......................   $   0.66   $   0.44   $   0.28   $   0.05         N/A

(1) Investments include available-for-sale securities, held-to-maturity securities and short-term investments.

                                                         At or for the years ended March 31,
                                                 --------------------------------------------------
                                                   2002       2001        2000      1999       1998
                                                 --------------------------------------------------
      Performance Ratios:
      Return (loss) on average assets ......       1.11%       0.75%       0.65%     0.71%    (0.71)%
      Return (loss) on average equity ......      10.50        6.74        4.82      3.58     (8.64)
      Average equity as a percent of
       average assets ......................      10.56       11.12       13.38     19.88      8.27
      Interest rate spread .................       3.88        3.07        3.13      3.36      3.54
      Net interest margin ..................       4.28        3.55        3.63      4.19      3.82
      Average interest-earning assets to
       average interest bearing liabilities      110.76      110.20      112.36    123.34    106.52
      Operating expense as a percent of
       average total assets ................       2.38        2.18        2.49      2.77      4.49
      Dividend payout ratio-diluted ........      19.64       21.78       20.90      5.26       N/A

      Capital Ratios:
      Leverage capital ratio ...............       8.02        8.61        9.15     11.66     13.31
      Risk-based capital ratio .............      11.72       13.11       15.84     19.99     26.25

      Asset Quality Ratios:
      Nonperforming loans as a percent
       of loans ............................       0.02        0.09        0.31      0.65      1.00
      Nonperforming assets as a percent
       of total assets .....................       0.02        0.07        0.28      0.55      0.77
      Allowance for loan losses as a percent
       of loans before allowance for loan
         losses ............................       1.01        1.01        0.99      0.98      1.10
      Allowance for loan losses as a percent
       of nonperforming loans ..............   4,160.55    1,157.07      319.85    154.12    110.27

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion should be read in conjunction with the "Selected Financial Data" and Consolidated Financial Statements and related Notes appearing elsewhere in this Form 10-K.

General

      The Company does not transact any material business other than through its wholly owned subsidiary, the Bank. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, loan sale activities and loan servicing. The Bank's non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion, professional fees and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank.

Operating Strategy

      Management's primary goal has been to maintain the Bank's profitability, asset quality and its capital position by: (i) investing in one- to four-family loans secured by properties located in its primary market area; (ii) investing in multi-family, commercial real estate and construction and development loans secured by properties located in the Bank's primary market area, to the extent that such loans meet the Bank's general underwriting criteria; (iii) investing funds not utilized for loan investments in various equity and corporate debt investments and mortgage-backed and mortgage-related securities; and (iv) managing interest rate risk by emphasizing the origination of adjustable-rate loans and short-term fixed-rate loans and investing in short-term securities and generally selling longer-term fixed-rate loans that the Bank originates. The Bank intends to continue this operating strategy in an effort to enhance its long-term profitability while maintaining a reasonable level of interest rate risk and enhance such strategy by expanding the products and services it offers, as necessary, in order to improve its market share in its primary market area. In this regard, the Bank offers business checking accounts, 24-hour banking by telephone, debit card services and Internet banking.

Comparison of Financial Condition at March 31, 2002 and March 31, 2001

      Total assets at March 31, 2002 were $528.7 million, compared to $491.9 million at March 31, 2001, an increase of $36.9 million, or 7.5%. Asset growth was primarily due to the increased loan and short-term investment securities portfolios funded by a $55.4 million, or 20.3% increase in deposits. Deposit growth was also used to reduce FHLB advances by $21.0 million, or 13.3%.

      Investments, which include available-for-sale securities, held-to-maturity securities and short-term investments totaled $41.3 million, at March 31, 2002, an increase of $6.5 million, or 18.7%, compared to $34.8 million at March 31, 2001, primarily due to an increase in short-term investments. The increase in short-term investments was the result of an increase of federal funds invested at the Federal Home Loan Bank of Boston and the Central Cooperative Bank. While investment securities available-for-sale remained relatively flat the mix shifted from a larger concentration in mortgage-backed securities to marketable equity securities, capital trust preferred securities and corporate bonds and notes with higher yields.

      Loans receivable, net of allowance for loan losses and unearned income and including loans held-for-sale, increased $28.7 million or 6.9%, to $446.4 million at March 31, 2002, compared to $417.7 million at March 31, 2001. The increase in loans was due to a $15.4 million, or 17.7%, increase in multi-family loans, an $18.8 million, or 19.0% increase in commercial real estate loans, a $7.0 million, or 40.7%, increase in construction and development loans, a $7.7 million, or 197.0%, increase in commercial loans, offset by a decrease of $17.5 million, or 8.5%, in residential one-to-four family loans. The increase in the loan portfolio was a result of the ongoing efforts to grow the loan portfolio, which produces higher returns. Multi-family and commercial real estate lending continue to be the primary areas of concentration as the Bank's strategic plan is to have a more diversified portfolio mix than the traditional single family residential lending in the past.

      Non-performing assets at March 31, 2002 were $109,000, compared to $368,000 at March 31, 2001, a decrease of 70.4%. This decrease was the result of certain non-accrual loans being paid off or brought current. The allowance for loan losses increased $277,000 to $4.5 million at March 31, 2002, compared to $4.3 million at March 31, 2001, an increase of 6.5%. At March 31, 2002 the allowance represented 4,161% of non-performing loans and 1.01% of total loans, compared to 1,157% of non-performing loans and 1.01% of total loans at March 31, 2001. The bank did not have any REO at March 31, 2002 and March 31, 2001.

      Deposits increased 20.3%, to $328.6 million at March 31, 2002 from $273.3 million at March 31, 2001. The deposit growth occurred primarily in money market deposit accounts, NOW accounts, savings accounts and non-interest bearing deposits which increased $51.2 million, or 65.8%, $4.4 million, or 14.9%, $2.4 million, or 8.6% and $5.6 million, or 46.0%, respectively. Certificate of deposit accounts, which tend to be higher costing deposit accounts, decreased $8.2 million, or 6.5%, to $117.4 million at March 31, 2002 from $125.6 million at March 31, 2001. The deposit growth was the direct result of the investment in our retail products. The Bank introduced new products, alternative investment services, small business deposit products, commercial services and delivery channels such as home banking, on-line bill pay, and debit cards. The Bank has also spent a great deal of time and effort in developing a more sales oriented culture.

      Advances from the Federal Home Loan Bank of Boston totaled $137.1 million at March 31, 2002, a 13.3% decrease from the $158.1 million at March 31, 2001. Other Borrowed Funds which consist of Federal Funds purchased, and to a lesser extent funds deposit by customers for treasury tax and loan payments, totaled $2.9 million at March 31, 2002, a 43.3% increase from $2.0 million at March 31, 2001.

      Total equity was $55.0 million, or 10.4% of total assets at March 31, 2002, an increase of $1.3 million, or 2.4%, from the $53.8 million, or 10.9% of total assets at March 31, 2001. The change in equity was the result of the net income for the period and a reduction in certain stock benefit plans, offset by the net increase of 117,002 shares of treasury stock at a net cost of $4.3 million, the payment of dividends and a decrease in other comprehensive income. The Company's book value per share at March 31, 2002 was $35.65, compared to $32.77 at March 31, 2001, an increase of $2.88, or 8.8%.

Comparison of Operating Results for the Years Ended March 31, 2002 and 2001

General

      Net income for the fiscal year ended March 31, 2002 totaled $5.6 million, or $3.58 basic and $3.36 fully diluted earnings per share, compared to $3.6 million, or $2.08 basic and $2.02 fully diluted earnings per share for the fiscal year ended March 31, 2001. This represents an increase of 56.0% in net income and a 72.1% and 66.3% increase in basic and fully diluted earnings per share, respectively, over the last fiscal year. The net income for the fiscal year ended March 31, 2002 represents a return on average assets of 1.11% and a return on average equity of 10.50%, compared to 0.75% and 6.74% for the last fiscal year.

Interest and Dividend Income

      Interest and dividend income for the fiscal year ended March 31, 2002 was $38.0 million, compared to $37.2 million for the year ended March 31, 2001, an increase of $829,000, or 2.2%. The increase in interest and dividend income was a result of an increase in the average balance of interest earning assets. The average balance of interest-earning assets increased from $451.9 million for fiscal year 2001 to $474.9 million for fiscal year 2002, an increase of $23.0 million, or 5.1%.

The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans, net, of $22.0 million, or 5.4%. The yield on average interest-earning assets decreased 23 basis points to 8.01%, due to the lower interest rate environment.

Interest Expense

      Interest expense for the fiscal year ended March 31, 2002 was $17.7 million, compared to $21.2 million for the year ended March 31, 2001, a decrease of $3.5 million, or 16.3%. The decrease in interest expense was due in part to the lower interest rate environment and shift in the deposit mix to core accounts and less certificate of deposit accounts, which resulted in a decrease in the cost of interest-bearing liabilities from 5.17% to 4.14%. The decrease in the cost of interest-bearing liabilities was offset by an increase in the average balance of interest-bearing liabilities from $410.0 million for fiscal year 2001 to $428.8 million, an increase of $18.7 million, or 4.6%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of interest-bearing deposit accounts totaling $32.6 million, or 13.0%, offset by a decrease in the average balance of borrowed funds totaling $13.9 million, or 8.8%.

Provision for Loan Losses

      The provision for loan losses was $312,000 for the fiscal year ended March 31, 2002, compared to $460,000 for the fiscal year ended March 31, 2001. The lower level of the reserve provision for the fiscal year ended March 31, 2002 was a direct result of the slower growth in the loan portfolio, the reduction in the level of non-performing loans, offset by the increased level of multi-family and commercial real estate loans, which generally bear a higher risk than single family residential lending. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any losses reasonably expected in the existing loan portfolio.

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

Other Income

      For the fiscal year end March 31, 2002, noninterest income, net of gains and losses on investment activities, totaled $1.4 million, compared to $1.1 million for the same period last year, an increase of $252,000, or 22.5%. The increase was primarily a result of the increased number of loans sold and the gain on the sale of those loans, the sale of other assets, fees on loans and deposit accounts and income received from alternative investment services offered by the Bank. During the twelve-month period ended March 31, 2002, the Company recognized a gain of $193,000 compared to a loss of $64,000 for the year ended March 31, 2001, from the sale of various equity security investments. In addition, the Company recognized losses on trading securities for the years ended March 31, 2002 and 2001 of $103,000 and $224,000, respectively, which represents the change in the market value of the assets supporting certain employee benefit plans.

Other Expense

      Total noninterest expense was $12.1 million for the twelve months ended March 31, 2002, compared to $10.5 million for the same period last year, an increase of $1.6 million, or 15.5%. Total salaries and benefits increased $1.1 million, or 16.0%, primarily the result of a general increase in salaries and benefits from annual salary increases, increased staffing levels and the increased cost of certain employee benefit plans due to the increase in the Company's stock price. Occupancy and equipment expense increased $107,000, or 7.1%. This increase was the result of the increased level of depreciation on improvements associated with the added space for the retail and administrative areas of the Bank and an increase in utility and maintenance costs associated with the Bank's facilities. Advertising expense totaled $555,000 compared to $479,000 for the same period last year, an increase of $76,000, or 15.9%, primarily as a result of the promotion and introduction of new deposit products and retail services.

Data processing costs increased $92,000, or 26.0%, due to the increased level of deposits and new products and services being offered. Other expenses, increased $299,000, or 19.3%, primarily a result of increases in professional services, education and training expense as well as an increase in postage and telecommunication expenses from the higher level of deposit and loan accounts serviced by the Bank.

Income Taxes

      For the twelve months ended March 31, 2002 income taxes of $3.7 million were provided on net income before tax of $9.4 million for an effective rate of 39.9%, compared to $2.3 million on income before taxes of $5.9 million for an effective rate of 39.2%, for the same period last year. The change in effective tax rates from year to year was a result of the increase in the non-deductible expense portion associated with the Bank's ESOP plan.

Comparison of Operating Results for the Years Ended March 31, 2001 and 2000

General

      Net income for the fiscal year ended March 31, 2001 totaled $3.6 million, or $2.08 basic and $2.02 fully diluted earnings per share, compared to $2.8 million, or $1.34 basic and fully diluted earnings per share for the fiscal year ended March 31, 2000. This represents an increase of 31.1% in net income and a 55.2% and 50.8% increase in basic and fully diluted earnings per share, over the last fiscal year. The net income for the fiscal year ended March 31, 2001 represents a return on average assets of 0.75% and a return on average equity of 6.74%, compared to 0.65% and 4.82% for the fiscal year 2000, respectively.

Interest and Dividend Income

      Interest and dividend income for the fiscal year ended March 31, 2001 was $37.2 million, compared to $31.0 million for the year ended March 31, 2000, an increase of $6.2 million, or 20.0%. The increase in interest and dividend income was a result of an increase in the average balance of interest earning assets. The average balance of interest-earning assets increased from $402.2 million for fiscal year 2000 to $451.9 million for fiscal year 2001, an increase of $49.7 million, or 12.3%. The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans, net, of $52.1 million, or 14.6%, offset by a slight decrease in the average balance of investment securities, mortgage-backed securities and Federal funds sold totaling $3.0 million, or 6.6%. The yield on average interest-earning assets increased 54 basis points to 8.24%.

Interest Expense

      Interest expense for the fiscal year ended March 31, 2001 was $21.2 million, compared to $16.4 million for the year ended March 31, 2000, an increase of $4.8 million, or 29.3%. The increase in interest expense was primarily due to an increase in the average balance and cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased from $358.0 million for fiscal year 2000 to $410.0 million, an increase of $52.0 million, or 14.5%. The increase in the average balance of interest-bearing liabilities was primarily a result of an increase in the average balance of interest-bearing deposit accounts totaling $31.7 million, or 14.4%, and an increase in the average balance of borrowed funds totaling $20.4 million, or 14.7%. The cost of average interest-bearing liabilities increased 60 basis points to 5.17%, for the fiscal year ended March 31, 2001.

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

Other Income

      For the fiscal year end March 31, 2001, noninterest income, net of gains and losses on investment activities, totaled $1.1 million, compared to $819,000 for fiscal year 2000, an increase of $302,000, or 36.9%. These changes were primarily a result of tax-advantaged income received on bank owned life insurance policies, fees on loans and deposit accounts and income received from alternative investment services offered by the Bank. During the period the Company also recognized losses of $64,000 from the sale of investment securities. These losses were the result of the sale of various equity securities. The Company then reinvested the funds in interest-earning investments. In addition, the Company recognized gains and losses on trading securities, which represents the change in the market value of the assets supporting certain employee benefit plans.

Other Expense

      Total noninterest expense was $10.5 million for the fiscal year ended March 31, 2001, compared to $10.6 million for the fiscal year ended March 31, 2000, a decrease of $145,000, or 1.4%. Total salaries and benefits decreased $266,000, or 3.9%, primarily due to a net reduction in the costs associated with the Company's stock based compensation and employee benefit plans, offset by a general increase in salaries and benefits due to the increased number of employees and the opening of an additional branch location. Occupancy and equipment expense totaled $1.5 million compared to $1.2 million for the same period last year, an increase of $310,000, or 25.9%. This increase was the result of the increased level of depreciation on improvements associated with the added space for the retail and administrative areas of the Bank. Advertising expense totaled $479,000, compared to $538,000 for the same period last year, a decrease of $59,000, or 11.0%, primarily as a result of the promotion and introduction of new deposit products and retail services during the last fiscal year. Data processing costs increased $80,000, or 29.2%, due to the increased level of deposits and new products and services being offered. Other expenses, including professional fees, decreased $210,000, or 11.9%, primarily a result of a reduction in professional service and other production expenses associated with the development of new products and services introduced during last fiscal year.

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

Average Balances, Interest and Average Yields/Costs.

      The following table sets forth certain information relating to the Company for the years ended March 31, 2002, 2001, and 2000. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees, which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

                                                                      For the Years Ended March 31,
                                   ------------------------------------------------------------------------------------------------
                                                 2002                            2001                             2000
                                   ------------------------------    -----------------------------    -----------------------------
                                                          Average                         Average                           Average
                                    Average                Yield/    Average               Yield/     Average                Yield/
                                    Balance    Interest     Cost     Balance    Interest    Cost      Balance   Interest     Cost
                                   --------    --------    ------    --------   --------   -------    --------  --------    -------
                                                                      (Dollars in thousands)
Assets:
 Interest-earning assets:
   Federal funds sold/FHLB
     overnight account .........   $  1,526    $     42      2.75%   $  1,951    $   113      5.79%   $  2,032   $    97      4.77%
   Investment securities (1) ...     27,001       1,865      6.91      22,009      1,587      7.21      23,727     1,406      5.91
   Interest earning deposits ...        769          28      3.64         577         37      6.41          --        --        --
   Mortgage-backed and
     mortgage-related securities     15,021         801      5.33      18,731      1,175      6.27      19,971     1,256      6.29
   Loans, net and mortgage
     loans held-for-sale (2) ...    430,567      35,313      8.20     408,590     34,308      8.40     356,468    28,214      7.91
                                   --------    --------              --------    -------              --------   -------
       Total interest-earning
         assets ................    474,884      38,049      8.01     451,858     37,220      8.24     402,198    30,973      7.70
                                               --------                          -------                         -------
   Non-interest-earning assets .     33,332                            30,197                           24,746
                                   --------                          --------                         --------
       Total assets ............   $508,216                          $482,055                         $426,944
                                   ========                          ========                         ========

Liabilities and Equity:
 Interest-bearing liabilities:
   NOW accounts ................   $ 28,590    $    204      0.71%   $ 24,454    $   226      0.92%   $ 22,993   $   256      1.11%
   Regular savings accounts ....     28,051         394      1.40      26,702        535      2.00      25,484       512      2.01
   Money market accounts .......    103,627       3,341      3.22      69,371      3,034      4.37      58,644     2,278      3.88
   Certificate accounts ........    124,009       6,104      4.92     131,111      7,491      5.71     112,798     5,838      5.18
                                   --------    --------              --------    -------              --------   -------
       Total interest-bearing
         deposits ..............    284,277      10,043      3.53     251,638     11,286      4.49     219,919     8,884      4.04
   Other borrowings ............      2,000          70      3.50       3,026        185      6.11       7,035       396      5.63
   FHLB advances ...............    142,480       7,621      5.35     155,380      9,714      6.25     131,015     7,075      5.40
                                   --------    --------              --------    -------              --------   -------
       Total interest-bearing
         liabilities ...........    428,757      17,734      4.14     410,044     21,185      5.17     357,969    16,355      4.57
                                               --------                          -------                         -------
 Demand deposits (3) ...........     14,625                             8,332                            4,212
 Other liabilities .............     11,176                            10,085                            7,634
                                   --------                          --------                         --------
       Total liabilities .......    454,558                           428,461                          369,815
 Equity ........................     53,658                            53,594                           57,129
                                   --------                          --------                         --------
       Total liabilities and
         equity ................   $508,216                          $482,055                         $426,944
                                   ========                          ========                         ========
 Net interest income/Net
     interest rate spread (4) ..               $ 20,315      3.87%               $16,035      3.07%              $14,618      3.13%
                                               ========      ====                =======      ====               =======      ====
 Net interest margin (5) .......                             4.28%                            3.55%                           3.63%
                                                             ====                             ====                            ====
 Ratio of interest-earning
     assets to interest-bearing
     liabilities ...............     110.76%                           110.20%                          112.36%
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

      Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                                           Year Ended March 31, 2002             Year Ended March 31, 2001
                                                                  Compared to                           Compared to
                                                           Year Ended March 31, 2001             Year Ended March 31, 2000
                                                       ------------------------------------------------------------------------
                                                        Increase (Decrease)                   Increase (Decrease)
                                                               Due to                                Due to
                                                       --------------------                   --------------------
                                                        Volume        Rate         Net         Volume       Rate          Net
                                                       ------------------------------------------------------------------------
                                                                                    (In thousands)
Interest-earning assets:
   Federal funds sold/FHLB overnight account .....     $   (21)     $   (50)     $   (71)     $    (4)     $    20      $    16
   Investment securities .........................         341          (63)         278          (91)         272          181
   Interest-earning deposits .....................          30          (39)          (9)          37           --           37
   Mortgage-backed securities ....................        (213)        (161)        (374)         (78)          (3)         (81)
   Loans, net, and mortgage loans held-for-sale ..       1,770         (765)       1,005        4,303        1,791        6,094
                                                       -------      -------      -------      -------      -------      -------
         Total interest-earning assets ...........       1,907       (1,078)         829        4,167        2,080        6,247
                                                       -------      -------      -------      -------      -------      -------

Interest-bearing liabilities:
   NOW accounts ..................................          67          (89)         (22)          18          (48)         (30)
   Regular savings accounts ......................          29         (170)        (141)          24           (1)          23
   Money market accounts .........................         656         (349)         307          448          308          756
   Certificate accounts ..........................        (390)        (997)      (1,387)       1,008          645        1,653
                                                       -------      -------      -------      -------      -------      -------
         Total deposits ..........................         362       (1,605)      (1,243)       1,498          904        2,402
   Other Borrowings ..............................         (51)         (64)        (115)        (249)          38         (211)
   FHLB advances .................................        (764)      (1,329)      (2,093)       1,428        1,211        2,639
                                                       -------      -------      -------      -------      -------      -------
         Total interest-bearing liabilities ......        (453)      (2,998)      (3,451)       2,677        2,153        4,830
                                                       -------      -------      -------      -------      -------      -------
Net change in net interest income ................     $ 2,360      $ 1,920      $ 4,280      $ 1,490      $   (73)     $ 1,417
                                                       =======      =======      =======      =======      =======      =======

Liquidity and Capital Resources

      The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. On March 15, 2001, the OTS eliminated the regulation that requires savings associations to maintain an average daily balance of liquid assets of at least 4% of its liquidity base, based on a percentage of deposits and short-term borrowings. Even though the percentage requirement has been eliminated, the interim rule still requires thrifts to maintain adequate liquidity to assure safe and sound operation. The Bank manages its liquidity position and demands for funding primarily by investing excess funds in short-term investments and utilizing FHLB advances in periods when the Bank's demands for liquidity exceed funding from deposit inflows.

      The Bank's most liquid assets are cash and cash equivalents and securities. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and cash equivalents and investment securities totalled $52.3 million, or 9.9% of total assets.

      The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2002, the Bank had $137.1 million in advances outstanding from the FHLB and an additional overall borrowing capacity from the FHLB of $63.9 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may continue to rely on FHLB borrowings to fund asset growth.

      At March 31, 2002, the Bank had commitments to fund loans and unused outstanding lines of credit and undisbursed proceeds of construction mortgages totalling $44.6 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts, including IRA and Keogh accounts, which are scheduled to mature in less than one year from March 31, 2002, totaled $88.7 million. The Bank relies on competitive rates, quality customer service and long-standing relationships with customers to retain deposits. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

      The primary source of funding for the Company is dividend payments from the Bank, and, to a lesser extent, sales and maturities of investment securities and earnings on investments and deposits held by the Company. Dividend payments by the Bank have primarily been used to fund stock repurchase programs. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by the regulations of the Office of Thrift Supervision.

      At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $41.9 million, or 8.0%, of total adjusted assets, which is above the required level of $7.8 million, or 1.5%; core capital of $41.9 million, or 8.0%, of total adjusted assets, which is above the required level of $20.9 million, or 4.0%; and risk-based capital of $47.1 million, or 11.7%, of risk-weighted assets, which is above the required level of $32.1 million, or 8.0%.

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and Notes thereto presented elsewhere in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results generally in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of New Accounting Standards

      In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

      Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The adoption of this Statement did not have a material impact on the Company's financial position.

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

      This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." Under Opinion No. 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations are now to be accounted for using the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

      The adoption of SFAS No. 141 will have no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of March 31, 2002 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion No. 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed annually for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

      SFAS No. 142 is effective as follows: All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. The Company believes that the impact of SFAS No. 142 on its future consolidated financial statements will be immaterial.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      Management of Interest Rate Risk and Market Risk Analysis. The principal objective of the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the appropriate level of risk given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank's Board of Directors has an Asset/Liability Committee which reviews its asset/liability policies and interest rate risk position. Such committee, which meets on a regular basis, reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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

      Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2002, the Bank's cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets, was a negative 18.3%, compared to a negative 16.2% at March 31, 2001. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets as compared to an institution with a positive gap position which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap position would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

      The following tables set forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2002 and March 31, 2001, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.

      The tables set forth an approximation of the projected repricing of assets and liabilities on the basis of contractual maturities, and scheduled rate adjustments within a one-year period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Money Market accounts, regular savings accounts and NOW accounts are assumed to have annual decay rates of 80%, 15% and 5%, respectively. Deposit decay rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed decay rates will approximate future withdrawal activity.

      The increase in liability sensitivity from the previous year was directly related to the lower level of interest earning assets re-pricing within one year compared to interest-bearing liabilities within one year. The reduction in the repricing of interest-bearing assets within one-year was related to the increase in three and five-year adjustable loans as well as an increase in fifteen year fixed rate loans. Liability sensitivity was impacted by the extension of interest rate adjustments on Federal Home Loan Bank advances from the one year or less time frame to the one-to-three year time frame, through the use of amortizing advances.

                                                            More         More       More
                                                            than         than       than
                                                           1 Year      3 Years     5 Years     Greater      Total       Fair
                                             1 Year          to           to         to         than        Amount     Value
              March 31, 2002                or Less       3 Years      5 Years    15 Years    15 Years        (1)      (2)(3)
                                           -----------------------------------------------------------------------------------
Interest-earning assets:
   Short-term investments ............     $   6,339     $      --     $    --    $     --    $     --     $  6,339   $  6,339
   Securities ........................        11,812           497         957      13,332          --       26,598     27,717
   Mortgage-backed
      securities .....................            --            --          --       2,456       4,698        7,154      7,264
   Stock in FHLB-Boston ..............         8,455            --          --          --          --        8,455      8,455
   Investment in B.O.L.I .............         8,643            --          --          --          --        8,643      8,643
   Loans .............................       106,096       129,477      94,629     114,083       6,502      450,787    449,343
                                           ---------     ---------     -------    --------    --------     --------   --------
      Total interest-earning assets ..     $ 141,345     $ 129,974     $95,586    $129,871    $ 11,200     $507,976   $507,761
                                           =========     =========     =======    ========    ========     ========   ========

Interest-bearing liabilities:
   Money market accounts .............     $ 103,145     $  19,340     $ 6,446    $     --    $     --     $128,931   $128,931
   Regular savings accounts ..........         7,287         9,237       9,237       7,698          --       33,459     30,791
   NOW accounts ......................         1,546         3,092       3,092       7,731      15,461       30,922     30,922
   Certificate accounts ..............        88,747        22,479       6,137          --          --      117,363    118,079
   Other borrowed funds ..............         2,902            --          --          --          --        2,902      2,902
   FHLB advances .....................        34,613        32,530          --      70,000          --      137,143    134,140
                                           ---------     ---------     -------    --------    --------     --------   --------
      Total interest-bearing
         liabilities .................     $ 238,240     $  86,678     $24,912    $ 85,429    $ 15,461     $450,720   $445,765
                                           =========     =========     =======    ========    ========     ========   ========
Interest-earning assets less
   interest-bearing liabilities ......     $ (96,895)    $  43,296     $70,674    $ 44,442    $ (4,261)    $ 57,256
                                           =========     =========     =======    ========    ========     ========
Cumulative interest-rate
   sensitivity gap ...................     $ (96,895)    $ (53,599)    $17,075    $ 61,517    $ 57,256
                                           =========     =========     =======    ========    ========
Cumulative interest-rate gap as
   a percentage of total assets ......        (18.33)%      (10.14)%      3.23%      11.64%      10.83%
Cumulative interest-rate gap as
   a percentage of total interest-
   earning assets ....................        (19.07)%      (10.55)%      3.36%      12.11%      11.27%
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities .......................         59.33%        83.50%     104.88%     114.13%     112.70%

                                                            More         More       More
                                                            than         than       than
                                                           1 Year      3 Years     5 Years     Greater      Total       Fair
                                             1 Year          to           to         to         than        Amount     Value
              March 31, 2001                or Less       3 Years      5 Years    15 Years    15 Years        (1)      (2)(3)
                                           -----------------------------------------------------------------------------------
Interest-earning assets:
   Short-term investments ............     $     114     $     --      $    --    $     --    $    --      $    114   $    114
   Securities ........................        11,463          496          957       6,091         --        19,007     20,042
   Mortgage-backed
      securities .....................            --           --           --       3,780     10,697        14,477     14,659
   Stock in FHLB-Boston ..............         8,455           --           --          --         --         8,455      8,455
   Investment in B.O.L.I .............         8,269           --           --          --         --         8,269      8,269
   Loans .............................       140,374       97,049       79,693      97,312      7,166       421,594    418,122
                                           ---------     --------      -------    --------    -------      --------   --------
      Total interest-earning assets ..     $ 168,675     $ 97,545      $80,650    $107,183    $17,863      $471,916   $469,661
                                           =========     ========      =======    ========    =======      ========   ========

Interest-bearing liabilities:
   Money market accounts .............     $  62,285     $ 11,678      $ 3,894    $     --    $    --      $ 77,857   $ 77,857
   Regular savings accounts ..........         4,205        8,409        8,409       7,008         --        28,031     28,031
   NOW accounts ......................         1,507        3,015        3,015       7,536     15,073        30,146     30,146
   Certificate accounts ..............       109,379       11,839        2,708       1,582         --       125,508    126,789
   Other borrowed funds ..............         2,025           --           --          --         --         2,025      2,025
   FHLB advances .....................        68,931       17,638        1,570      70,000         --       158,139    156,439
                                           ---------     --------      -------    --------    -------      --------   --------
      Total interest-bearing
         liabilities .................     $ 248,332     $ 52,579      $19,596    $ 86,126    $15,073      $421,706   $421,287
                                           =========     ========      =======    ========    =======      ========   ========
Interest-earning assets less
   interest-bearing liabilities ......     $ (79,657)    $ 44,966      $61,054    $ 21,057    $ 2,790      $ 50,210
                                           =========     ========      =======    ========    =======      ========
Cumulative interest-rate
   sensitivity gap ...................     $ (79,657)    $(34,691)     $26,363    $ 47,420    $50,210
                                           =========     ========      =======    ========    =======
Cumulative interest-rate gap as
   a percentage of total assets ......        (16.19)%      (7.05)%       5.37%       9.65%     10.21%
Cumulative interest-rate gap as
   a percentage of total interest-
   earning assets ....................        (16.87)%      (7.35)%       5.59%      10.05%     10.64%
Cumulative interest-earning
   assets as a percentage of
   cumulative interest-bearing
   liabilities .......................         67.93%       88.48%      108.23%     111.67%    111.91%

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

(3) Fair value of loans includes nonaccrual loans and allowance for loan losses.

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

Item 8. Financial Statements and Supplementary Data.

The Board of Directors and Stockholders
Bay State Bancorp, Inc.
Brookline, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay State Bancorp, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
April 19, 2002

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2002 AND 2001
                      (In Thousands, Except Per Share Data)

ASSETS                                                                          2002           2001
                                                                             ---------      ---------
Cash and due from banks                                                      $  10,209      $   9,188
Interest bearing deposits                                                          769            797
Short-term investments                                                           6,339            114
                                                                             ---------      ---------
           Cash and cash equivalents                                            17,317         10,099
Investments in available-for-sale securities (at fair value)                    34,804         34,356
Investments in held-to-maturity securities (fair values of $177 as of
   March 31, 2002 and $345 as of March 31, 2001)                                   177            336
Stock in Federal Home Loan Bank of Boston, at cost                               8,455          8,455
Loans, net of the allowance for loan losses of $4,535 as of
   March 31, 2002 and $4,258 as of March 31, 2001                              445,547        417,704
Loans held-for-sale                                                                813             --
Premises and equipment, net of depreciation and amortization                     3,036          3,222
Investment in bank owned life insurance                                          8,643          8,269
Accrued interest receivable                                                      3,256          3,268
Deferred tax asset, net                                                          2,675          2,816
Other assets                                                                     3,992          3,332
                                                                             ---------      ---------
           Total assets                                                      $ 528,715      $ 491,857
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                       $  17,951      $  11,721
   Interest-bearing                                                            310,675        261,542
                                                                             ---------      ---------
           Total deposits                                                      328,626        273,263
Advances from Federal Home Loan Bank of Boston                                 137,143        158,139
Other borrowed funds                                                             2,902          2,025
Other liabilities                                                                5,013          4,670
                                                                             ---------      ---------
           Total liabilities                                                   473,684        438,097
                                                                             ---------      ---------
Stockholders' equity:
   Common stock, par value $.01 per share; authorized 11,000,000 shares;
     issued 2,535,232 shares                                                        25             25
   Paid-in capital                                                              49,657         49,275
   Retained earnings                                                            28,896         24,382
   Accumulated other comprehensive income                                          448            617
   Unearned ESOP shares, 100,742 and 121,024 shares                             (2,015)        (2,420)
   Treasury stock at cost, 886,691 and 769,689 shares                          (21,168)       (16,911)
   Unearned shares, stock-based incentive plan, 36,230 and 53,917 shares          (812)        (1,208)
                                                                             ---------      ---------
           Total stockholders' equity                                           55,031         53,760
                                                                             ---------      ---------
           Total liabilities and stockholders' equity                        $ 528,715      $ 491,857
                                                                             =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                     (In Thousands, Except Per Share Data)

                                                                                  2002          2001         2000
                                                                                --------      --------      -------
Interest and dividend income:
   Interest and fees on loans                                                   $ 35,313      $ 34,308      $28,214
   Interest and dividends on securities:
     Taxable                                                                       2,666         2,762        2,662
   Other interest                                                                     70           150           97
                                                                                --------      --------      -------
           Total interest and dividend income                                     38,049        37,220       30,973
                                                                                --------      --------      -------
Interest expense:
   Interest on deposits                                                           10,043        11,286        8,884
   Interest on Federal Home Loan Bank advances                                     7,621         9,714        7,075
   Interest on securities sold under agreements to repurchase                         --            50          258
   Interest on other borrowed funds                                                   70           135          138
                                                                                --------      --------      -------
           Total interest expense                                                 17,734        21,185       16,355
                                                                                --------      --------      -------
           Net interest and dividend income                                       20,315        16,035       14,618
Provision for loan losses                                                            312           460          875
                                                                                --------      --------      -------
           Net interest and dividend income after provision for loan losses       20,003        15,575       13,743
                                                                                --------      --------      -------
Other income:
   Other fees and charges                                                            541           493          325
   Gain on sale of mortgage loans                                                    125            21            7
   Net gain (loss) on trading securities                                            (103)         (224)         287
   Gain (loss) on sales of available-for-sale securities, net                        193           (64)          --
   Net increase in cash surrender value of life insurance policies                   374           381          334
   Other income                                                                      333           226          153
                                                                                --------      --------      -------
           Total other income                                                      1,463           833        1,106
                                                                                --------      --------      -------
Other expense:
   Salaries and employee benefits                                                  7,629         6,576        6,842
   Occupancy expense                                                               1,054           951          761
   Equipment expense                                                                 562           558          438
   Advertising                                                                       555           479          538
   Data processing                                                                   446           354          274
   Professional fees                                                                 454           309          626
   Other expense                                                                   1,394         1,240        1,133
                                                                                --------      --------      -------
           Total other expense                                                    12,094        10,467       10,612
                                                                                --------      --------      -------
           Income before income taxes                                              9,372         5,941        4,237
Income taxes                                                                       3,737         2,329        1,482
                                                                                --------      --------      -------
           Net income                                                           $  5,635      $  3,612      $ 2,755
                                                                                ========      ========      =======

Earnings per share

Earnings per common share, basic                                                $   3.58      $   2.08      $  1.34
                                                                                ========      ========      =======

Earnings per common share, assuming dilution                                    $   3.36      $   2.02      $  1.34
                                                                                ========      ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                 (In Thousands)

                                                                                             Accumulated
                                                                                                Other       Unearned
                                                         Common     Paid-in      Retained   Comprehensive     ESOP
                                                          Stock     Capital      Earnings   Income (Loss)    Shares
                                                         ------     -------      --------   -------------   --------
Balance, March 31, 1999                                    $25     $ 49,277      $ 19,463      $    45      $(3,232)
Comprehensive income:
   Net income                                               --           --         2,755           --           --
   Net change in unrealized holding gain on available-
     for-sale securities, net of tax effect                 --           --            --       (1,833)          --
       Comprehensive income                                 --           --            --           --           --
Purchase of 452,190 shares of treasury stock                --           --            --           --           --
Dividends paid, $.28 per share                              --           --          (618)          --           --
Reduction in unearned ESOP shares charged to expense        --           --            --           --          406
Depreciation in fair value of unearned ESOP shares
   credited to expense                                      --          (10)           --           --           --
Issuance of 21,993 stock-based incentive plan shares        --          (60)           --           --           --
                                                            --     --------      --------      -------      -------
Balance, March 31, 2000                                     25       49,207        21,600       (1,788)      (2,826)
Comprehensive income:
   Net income                                               --           --         3,612           --           --
   Other comprehensive income                               --           --            --        2,405           --
       Comprehensive income                                 --           --            --           --           --
Purchase of 190,737 shares of treasury stock                --           --            --           --           --
Dividends paid, $.44 per share                              --           --          (830)          --           --
Reduction in unearned ESOP shares charged to expense        --           --            --           --          406
Appreciation in fair value of unearned ESOP shares
   debited to expense                                       --           85            --           --           --
Tax benefit on expense of stock-based incentive plan        --           36            --           --           --
Issuance of 21,159 stock-based incentive plan shares        --          (53)           --           --           --
                                                            --     --------      --------      -------      -------
Balance, March 31, 2001                                     25       49,275        24,382          617       (2,420)

                                                                        Unearned
                                                                         Shares,
                                                           Treasury    Stock-based
                                                             Stock    Incentive Plan    Total
                                                           --------   --------------    -----
Balance, March 31, 1999                                    $ (3,107)     $(2,173)     $ 60,298
Comprehensive income:
   Net income                                                    --           --            --
   Net change in unrealized holding gain on available-
     for-sale securities, net of tax effect                      --           --            --
       Comprehensive income                                      --           --           922
Purchase of 452,190 shares of treasury stock                 (8,800)          --        (8,800)
Dividends paid, $.28 per share                                   --           --          (618)
Reduction in unearned ESOP shares charged to expense             --           --           406
Depreciation in fair value of unearned ESOP shares
   credited to expense                                           --           --           (10)
Issuance of 21,993 stock-based incentive plan shares             --          492           432
                                                           --------      -------      --------
Balance, March 31, 2000                                     (11,907)      (1,681)       52,630
Comprehensive income:
   Net income                                                    --           --            --
   Other comprehensive income                                    --           --            --
       Comprehensive income                                      --           --         6,017
Purchase of 190,737 shares of treasury stock                 (5,004)          --        (5,004)
Dividends paid, $.44 per share                                   --           --          (830)
Reduction in unearned ESOP shares charged to expense             --           --           406
Appreciation in fair value of unearned ESOP shares
   debited to expense                                            --           --            85
Tax benefit on expense of stock-based incentive plan             --           --            36
Issuance of 21,159 stock-based incentive plan shares             --          473           420
                                                           --------      -------      --------
Balance, March 31, 2001                                     (16,911)      (1,208)       53,760

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                 (In Thousands)
                                  (continued)

                                                                                             Accumulated
                                                                                                Other       Unearned
                                                         Common     Paid-in      Retained   Comprehensive     ESOP
                                                          Stock     Capital      Earnings   Income (Loss)    Shares
                                                         ------     -------      --------   -------------   --------
Comprehensive income:
   Net income                                                --          --         5,635         --             --
   Other comprehensive loss                                  --          --            --       (169)            --
       Comprehensive income                                  --          --            --         --             --
Purchase of 144,777 shares of treasury stock                 --          --            --         --             --
Exercise of 27,775 stock options issued from treasury
   stock                                                     --        (149)           --         --             --
Dividends paid, $.66 per share                               --          --        (1,121)        --             --
Reduction in unearned ESOP shares charged to expense         --          --            --         --            405
Appreciation in fair value of unearned ESOP shares
   debited to expense                                        --         304            --         --             --
Tax benefit on expense of stock-based incentive plan
   and stock options                                         --         274            --         --             --
Issuance of 17,687 stock-based incentive plan shares         --         (47)           --         --             --
                                                           ----    --------      --------      -----        -------
Balance, March 31, 2002                                    $ 25    $ 49,657      $ 28,896      $ 448        $(2,015)
                                                           ====    ========      ========      =====        =======

                                                                      Unearned
                                                                       Shares,
                                                         Treasury    Stock-based
                                                           Stock    Incentive Plan    Total
                                                         --------   --------------    -----
Comprehensive income:
   Net income                                                  --         --              --
   Other comprehensive loss                                    --         --              --
       Comprehensive income                                    --         --           5,466
Purchase of 144,777 shares of treasury stock               (4,934)        --          (4,934)
Exercise of 27,775 stock options issued from treasury
   stock                                                      677         --             528
Dividends paid, $.66 per share                                 --         --          (1,121)
Reduction in unearned ESOP shares charged to expense           --         --             405
Appreciation in fair value of unearned ESOP shares
   debited to expense                                          --         --             304
Tax benefit on expense of stock-based incentive plan
   and stock options                                           --         --             274
Issuance of 17,687 stock-based incentive plan shares           --        396             349
                                                         --------      -----        --------
Balance, March 31, 2002                                  $(21,168)     $(812)       $ 55,031
                                                         ========      =====        ========

Other comprehensive income (loss) and reclassification disclosure for the years ended March 31:

                                                                                    2002         2001         2000
                                                                                  -------      -------      -------
Net unrealized gains (losses) on available-for-sale securities                    $   214      $ 3,212      $(2,269)
   Reclassification adjustment for realized (gains) losses in net income             (193)          64           --
                                                                                  -------      -------      -------
                                                                                       21        3,276       (2,269)
   Income tax benefit (expense)                                                       (13)        (780)         436
                                                                                  -------      -------      -------
                                                                                        8        2,496       (1,833)
                                                                                  -------      -------      -------
Minimum SERP liability adjustment                                                    (300)        (154)          --
   Income tax benefit                                                                 123           63           --
                                                                                               -------      -------
                                                                                     (177)         (91)          --
                                                                                  -------      -------      -------
   Other comprehensive income (loss), net of tax                                  $  (169)     $ 2,405      $(1,833)
                                                                                  =======      =======      =======

Accumulated other comprehensive income (loss) consists of the following as of March 31:

                                                                                    2002         2001         2000
                                                                                  -------      -------      -------
Net unrealized gains (losses) on available-for-sale securities, net of taxes      $   716      $   708      $(1,788)
Minimum pension liability adjustment, net of taxes                                   (268)         (91)          --
                                                                                  -------      -------      -------
Accumulated other comprehensive income (loss)                                     $   448      $   617      $(1,788)
                                                                                  =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                 (In Thousands)

                                                                               2002          2001           2000
                                                                             --------      --------      ---------
Cash flows from operating activities:
   Net income                                                                $  5,635      $  3,612      $   2,755
   Adjustments to reconcile net income to net cash provided by operating activities:
       Appreciation (depreciation) in fair value of ESOP shares
         released for allocation                                                  304            85            (10)
       Reduction in unearned ESOP shares                                          405           406            406
       Earned compensation on stock-based incentive plan                          349           420            432
       (Gain) loss on sales of available-for-sale securities, net                (193)           64             --
       Amortization (accretion) of securities, net                                (32)          (50)          (167)
       Net change in trading securities                                            44           155           (909)
       Net (increase) decrease in loans held-for-sale                            (813)           --            321
       Provision for loan losses                                                  312           460            875
       Increase (decrease) in unearned income, net                                 59            46            (42)
       Depreciation and amortization                                              454           435            328
       Gain on sales of other real estate owned                                    --           (12)            --
       Net increase in cash surrender value of life insurance policies           (374)         (381)          (334)
       (Increase) decrease in accrued interest receivable                          12          (798)          (550)
       Gain on sale of other assets                                               (73)           --             --
       (Increase) decrease in other assets                                       (560)           29            321
       Deferred tax expense (benefit)                                             251           278           (647)
       Increase in other liabilities                                              317            53          1,467
                                                                             --------      --------      ---------
   Net cash provided by operating activities                                    6,097         4,802          4,246
                                                                             --------      --------      ---------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                  (8,593)       (9,415)       (23,626)
   Proceeds from maturities of available-for-sale securities                    8,194         6,452         14,064
   Proceeds from sales of available-for-sale securities                           197         3,681             --
   Proceeds from maturities of held-to-maturity securities                        159           191            427
   Purchases of Federal Home Loan Bank of Boston stock                             --          (404)        (4,201)
   Loan originations and principal collections, net                            14,908        (1,114)       (58,087)
   Purchases of loans                                                         (43,122)      (24,071)       (31,529)
   Capital expenditures                                                          (268)         (583)          (842)
   Proceeds from sale of equipment                                                 --             4             --
   Proceeds from sales of other real estate owned                                  --           142             --
   Distribution to Rabbi Trust                                                   (163)         (163)          (583)
   Investment in bank owned life insurance                                         --            --         (1,500)
   Proceeds from sale of other assets                                              92            --             --
                                                                             --------      --------      ---------
   Net cash used in investing activities                                      (28,596)      (25,280)      (105,877)
                                                                             --------      --------      ---------

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                   (Continued)

                                 (In Thousands)

                                                                                    2002           2001           2000
                                                                                 ---------      ---------      ---------
Cash flows from financing activities:
   Net increase in demand deposits, NOW and savings accounts                        63,508         21,069         17,341
   Net increase (decrease) in certificate accounts                                  (8,145)         4,850         11,048
   Repayment of advances from the Federal Home Loan Bank                          (396,235)      (291,034)      (194,498)
   Advances from the Federal Home Loan Bank                                        375,239        301,646        264,906
   Net increase (decrease) in securities sold under agreements to repurchase            --         (5,630)         5,630
   Net increase (decrease) in other borrowed funds                                     877           (482)         2,507
   Purchases of treasury stock                                                      (4,934)        (5,004)        (8,800)
   Dividends paid on common stock                                                   (1,121)          (830)          (618)
   Proceeds from issuance of common stock                                              528             --             --
                                                                                 ---------      ---------      ---------
   Net cash provided by financing activities                                        29,717         24,585         97,516
                                                                                 ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                                 7,218          4,107         (4,115)
Cash and cash equivalents at beginning of period                                    10,099          5,992         10,107
                                                                                 ---------      ---------      ---------
Cash and cash equivalents at end of period                                       $  17,317      $  10,099      $   5,992
                                                                                 =========      =========      =========
Supplemental disclosures:
   Interest paid                                                                 $  17,984      $  21,142      $  15,929
   Income taxes paid                                                                 3,709          2,262          1,634
   Loans transferred to other real estate owned                                         --             68             62

  The accompanying notes are an integral part of these consolidated financial statements.

                     BAYSTATE BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

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

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

      USE OF ESTIMATES:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, and short-term investments such as Federal Home Loan Bank overnight account, federal funds sold and shares of the Co-operative Central Bank Liquidity Fund and money market mutual funds. Cash and due from banks as of March 31, 2002 and 2001 includes $1,382 and $1,546, respectively which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

      Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

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

      ADVERTISING:

      The Company directly expenses costs associated with advertising as they are incurred.

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

      Loans held-for-sale: Fair values for mortgages held-for-sale are estimated based on outstanding investor commitments, or in the absence of such commitments, are based on current investor yield requirements.

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

      EARNINGS PER SHARE (EPS):

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Unallocated shares held by the ESOP and unissued restricted stock are not included in the weighted average number of common stock for either basic or diluted earnings per share calculations.

      RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. The adoption of this Statement did not have a material impact on the consolidated financial statements.

      FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This Statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Under Opinion 16, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

      The adoption of SFAS No. 141 will have no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of March 31, 2002 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for required goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

      SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

      SFAS No. 142 is effective as follows:

      All of the provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, to all goodwill and intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

      The Company believes that the impact of SFAS No. 142 on its future consolidated financial statements will be immaterial.

      RECLASSIFICATION:

      Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

NOTE 3 - INVESTMENTS IN SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost basis of securities and their approximate fair values are as follows:

                                                            Gains In        Losses In
                                                           Accumulated     Accumulated
                                              Amortized       Other           Other
                                                Cost      Comprehensive   Comprehensive       Fair
                                                Basis         Income          Income          Value
                                              ---------   -------------   -------------       -----
                                                                  (In Thousands)
Available-for-sale securities:
   March 31, 2002:
     Marketable equity securities             $ 11,184        $1,289          $    18       $ 12,455
     Mortgage-backed securities                  6,977           110               --          7,087
     Capital Trust preferred securities          5,069            58                2          5,125
     Corporate bonds and notes                   6,454            --              214          6,240
     Preferred stocks                            1,500            --               93          1,407
     Trust preferred stock                       5,530           109               10          5,629
                                              --------        ------          -------       --------
                                                36,714         1,566              337         37,943
     Money market mutual funds included
       in cash and cash equivalents             (3,139)           --               --         (3,139)
                                              --------        ------          -------       --------
                                              $ 33,575        $1,566          $   337       $ 34,804
                                              ========        ======          =======       ========

   March 31, 2001:
     Marketable equity securities             $  7,610        $1,192          $    34       $  8,768
     Mortgage-backed securities                 14,141           175                2         14,314
     Capital Trust preferred securities          2,022            --               49          1,973
     Corporate bonds and notes                   1,452            --               44          1,408
     Preferred stocks                            1,500             2               35          1,467
     Trust preferred stocks                      5,537            40               40          5,537
     Government agency securities                1,000             3               --          1,003
                                              --------        ------          -------       --------
                                                33,262         1,412              204         34,470
     Money market mutual funds included
       in cash and cash equivalents               (114)           --               --           (114)
                                              --------        ------          -------       --------
                                              $ 33,148        $1,412          $   204       $ 34,356
                                              ========        ======          =======       ========

                                                     Gross         Gross
                                      Net        Unrecognized   Unrecognized
                                    Carrying        Holding       Holding      Fair
                                     Amount          Gains         Losses      Value
                                    --------     ------------   ------------   -----
                                                        (In Thousands)
Held-to-maturity securities:
   March 31, 2002:
     Mortgage-backed securities       $177           $ --           $ --       $177
                                      ====           ====           ====       ====

   March 31, 2001:
     Mortgage-backed securities       $336           $  9           $ --       $345
                                      ====           ====           ====       ====

The scheduled maturities of debt securities were as follows as of March 31, 2002:

                                          Available-For-Sale    Held-To-Maturity
                                          ------------------    ----------------
                                                                  Net Carrying
                                                 Fair              Amount and
                                                 Value             Fair Value
                                                -------           ------------
                                                       (In Thousands)
Due after five years through ten years          $ 4,950               $ --
Due after ten years                               6,415                 --
Mortgage-backed securities                        7,087                177
                                                -------               ----
                                                $18,452               $177
                                                =======               ====

As of March 31, 2002 and 2001, securities with carrying amounts totaling $2,433 and $1,003, respectively were pledged to secure treasury tax and loan deposits.

In the year ended March 31, 2002, proceeds from sales of available-for-sale securities amounted to $197. Gross realized gains on those sales amounted to $193. In the year ended March 31, 2001, proceeds from sales of available-for-sale securities amounted to $3,681. Gross realized gains and gross realized losses on those sales amounted to $431 and $495, respectively. In the year ended March 31, 2000 there were no sales of available-for-sale securities.

The tax expense applicable to the net realized gain in the year ended March 31, 2002 amounted to $79. The tax benefit applicable to the net realized loss in the year ended March 31, 2001 amounted to $18.

For information on trading securities, see Note 13.

The aggregate amortized cost basis and fair value of securities of issuers which exceeded 10% of stockholders' equity were as follows as of March 31, 2002:

                                                       Amortized
                                                         Cost              Fair
                                                         Basis             Value
                                                       ---------          ------
                       Issuer                                (In Thousands)
               ---------------------
               Asset Management Fund                    $7,725            $7,708
                                                        ======            ======

NOTE 4 - LOANS

Loans consisted of the following as of March 31:

                                                        2002             2001
                                                     ---------        ---------
                                                           (In Thousands)
Mortgage loans:
   Residential - secured by 1-4 family               $ 187,801        $ 205,284
   Equity lines                                         11,939           11,819
   Residential - secured by multi-family               102,440           87,040
   Construction and development                         15,428           11,165
   Commercial real estate                              117,341           98,566
                                                     ---------        ---------
           Total mortgage loans                        434,949          413,874
                                                     ---------        ---------
Commercial loans                                        11,564            3,893
                                                     ---------        ---------
Other loans:
   Loans secured by deposit accounts                       230              233
   Other consumer loans                                  3,600            4,164
                                                     ---------        ---------
           Total other loans                             3,830            4,397
                                                     ---------        ---------
           Total principal balance                     450,343          422,164
                                                     ---------        ---------
Allowance for loan losses                               (4,535)          (4,258)
Unearned income, net                                      (261)            (202)
                                                     ---------        ---------
                                                        (4,796)          (4,460)
                                                     ---------        ---------
           Loans, net                                $ 445,547        $ 417,704
                                                     =========        =========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended March 31, 2002. Total loans to such persons and their companies amounted to $6,551 as of March 31, 2002. During the year ended March 31, 2002 principal payments and advances totaled $139 and $665, respectively.

Changes in the allowance for loan losses were as follows for the years ended March 31:

                                                  2002        2001        2000
                                                -------     -------     -------
                                                         (In Thousands)
Balance at beginning of period                  $ 4,258     $ 3,915     $ 3,027
Loans charged off                                   (49)       (129)         (1)
Provision for loan losses                           312         460         875
Recoveries of loans previously charged off           14          12          14
                                                -------     -------     -------
Balance at end of period                        $ 4,535     $ 4,258     $ 3,915
                                                =======     =======     =======

As of March 31, 2002 and 2001 and in the year ended March 31, 2002, there were no loans which company management identified as impaired. The average recorded investment in impaired loans in the years ending March 31, 2002 and 2001 was zero and $150, respectively.

In the fiscal years ending March 31, 1996 to 2002 the Company sold mortgage loans and retained the servicing rights. The beginning effective fiscal year of SFAS No. 122 for the Company was April 1, 1996 to March 31, 1997. The amount that would be allocated to those rights under SFAS No. 125 is not material and has not been recognized in the consolidated financial statements for the years ended March 31, 2002 and 2001.

NOTE 5 - PREMISES AND EQUIPMENT, NET OF DEPRECIATION AND AMORTIZATION

The following is a summary of premises and equipment as of March 31:

                                                                      Estimated
                                                                        Useful
                                               2002        2001          Life
                                             -------     -------     -----------
                                                     (In Thousands)
Land                                         $   355     $   355
Building and improvements                      2,066       2,066     25-50 years
Furniture, fixtures and equipment              2,574       2,432      5-10 years
Leasehold improvements                           664         601      5-10 years
Construction in progress                          90          27
                                             -------     -------
                                               5,749       5,481
Accumulated depreciation and amortization     (2,713)     (2,259)
                                             -------     -------
                                             $ 3,036     $ 3,222
                                             =======     =======

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100 or more as of March 31, 2002 and 2001 was approximately $27,536 and $30,938, respectively.

For time deposits as of March 31, 2002, the scheduled maturities for each of the following five years ended March 31 are:

                                                                  (In Thousands)
                  2003                                               $ 88,747
                  2004                                                 16,841
                  2005                                                  5,638
                  2006                                                  3,599
                  2007                                                  2,538
                                                                     --------
                                                                     $117,363
                                                                     ========

Deposits from related parties held by the Company as of March 31, 2002 and 2001 amounted to $1,734 and $1,112, respectively.

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

Maturities of advances from the FHLB are summarized as follows:

                                                                      AMOUNT
    Years or years ending March 31                                (In Thousands)
             2003                                                    $ 48,097
             2004                                                       6,261
             2005                                                      12,785
             After March 31, 2007                                      70,000
                                                                     --------
                 Total                                               $137,143
                                                                     ========

As of March 31, 2002, the following advances from the FHLB were redeemable at par at the option of the FHLB:

            MATURITY DATE                     OPTIONAL REDEMPTION DATE             AMOUNT
------------------------------------   ---------------------------------------     ------
                                                                                (In Thousands)
October 29, 2004                       April 29, 2002 and quarterly thereafter    $  5,000
June 21, 2007 through March 21, 2011   April 8, 2002 through June 21, 2002
                                           and quarterly thereafter                 70,000

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agency obligations not otherwise pledged.

At March 31, 2002, the interest rates on FHLB advances ranged from 1.86% to 7.31%. At March 31, 2002, the weighted average interest rate on FHLB advances was 4.73%.

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds consist of federal funds purchased and treasury tax and loan deposits and generally are repaid within one to 120 days from the transaction date.

NOTE 9 - INCOME TAXES

The components of the income tax expense are as follows for the years ended March 31:

                                                2002         2001         2000
                                              -------      -------      -------
                                                        (In Thousands)
Current:
   Federal                                    $ 2,626      $ 1,563      $ 1,655
   State                                          860          488          474
                                              -------      -------      -------
                                                3,486        2,051        2,129
                                              -------      -------      -------
Deferred:
   Federal                                        204           68         (456)
   State                                          (33)          23         (191)
                                              -------      -------      -------
                                                  171           91         (647)
     Valuation allowance                           80          187           --
                                              -------      -------      -------
                                                  251          278         (647)
                                              -------      -------      -------
           Total income tax expense           $ 3,737      $ 2,329      $ 1,482
                                              =======      =======      =======

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended March 31:

                                                         2002        2001        2000
                                                       ------      ------      ------
Federal income tax at statutory rate                     34.0%       34.0%       34.0%
Increase (decrease) in tax resulting from:
   Cash surrender value of life insurance                (1.4)       (2.2)       (2.7)
   Other                                                   .5        (1.0)        (.7)
   Valuation allowance                                    1.0         3.1          --
State income tax, net of federal income tax benefit       5.8         5.3         4.4
                                                       ------      ------      ------
           Effective tax rates                           39.9%       39.2%       35.0%
                                                       ======      ======      ======

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of March 31:

                                                                     2002        2001
                                                                   -------     -------
                                                                      (In Thousands)
Deferred tax assets:
   Allowance for loan losses                                       $ 1,833     $ 1,714
   Deferred loan fees                                                    9          11
   Contribution carryover                                              417         690
   ESOP expense                                                        124         124
   Accrued retirement expense                                          165         152
   Minimum SERP liability adjustment                                   186          63
   Accrued deferred compensation                                       664         522
   Accrued stock-based incentive plan awards                           227         307
   Other                                                                21         115
                                                                   -------     -------
     Gross deferred tax assets                                       3,646       3,698
   Valuation allowance                                                (267)       (187)
                                                                   -------     -------
                                                                     3,379       3,511
                                                                   -------     -------
Deferred tax liabilities
   Depreciation                                                       (191)       (195)
   Net unrealized holding gain on available-for-sale securities       (513)       (500)
                                                                   -------     -------
     Gross deferred tax liabilities                                   (704)       (695)
                                                                   -------     -------
           Net deferred tax assets                                 $ 2,675     $ 2,816
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

Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset existing as of March 31, 2002 and 2001. Management believes that existing net deductible temporary differences which give rise to the net deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

In prior years, the Bank was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Bank as of March 31, 2002 includes approximately $5,812,000 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 41%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of March 31, 2002, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of March 31, 2002, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                                For Capital          Prompt Corrective
                                                          Actual             Adequacy Purposes:      Action Provisions:
                                                    ------------------       ------------------      ------------------
                                                    Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                    ------       -----       ------       -----      ------       -----
                                                                       (Dollar amounts in Thousands)
As of March 31, 2002:
   Total Capital (to Risk Weighted Assets):
     Consolidated                                  $59,400       14.58%     $32,584       >=8.0%        N/A         N/A
     Bank                                           47,073       11.72       32,137       >=8.0     $40,171      >=10.0%
   Core Capital (to Adjusted Tangible Assets):
     Consolidated                                   54,315       10.27       21,147       >=4.0         N/A         N/A
     Bank                                           41,940        8.02       20,923       >=4.0      26,154       >=5.0
   Tangible Capital (to Tangible Assets):
     Consolidated                                   54,315       10.27          N/A         N/A         N/A         N/A
     Bank                                           41,940        8.02        7,846       >=1.5         N/A         N/A
   Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                   54,315       13.34          N/A         N/A         N/A         N/A
     Bank                                           41,940       10.44          N/A         N/A      24,103       >=6.0

As of March 31, 2001:
   Total Capital (to Risk Weighted Assets):
     Consolidated                                   57,828       16.00       28,912       >=8.0         N/A         N/A
     Bank                                           46,634       13.11       28,460       >=8.0      35,575      >=10.0
   Core Capital (to Adjusted Tangible Assets):
     Consolidated                                   53,143       10.81       19,669       >=4.0         N/A         N/A
     Bank                                           41,823        8.61       19,432       >=4.0      24,291       >=5.0
   Tangible Capital (to Tangible Assets):
     Consolidated                                   53,143       10.81          N/A         N/A         N/A         N/A
     Bank                                           41,823        8.61        7,287       >=1.5         N/A         N/A
   Tier 1 Capital (to Risk Weighted Assets):
     Consolidated                                   53,143       14.71          N/A         N/A         N/A         N/A
     Bank                                           41,823       11.76          N/A         N/A      21,345       >=6.0

The Bank may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.

NOTE 11 - EMPLOYEE BENEFIT PLANS

All eligible officers and employees are included in a noncontributory defined benefit pension plan provided by the Company as a participating employer in the Financial Institutions Retirement Fund (Fund), a multi-employer plan as defined by Statement of Financial Accounting Standards No. 87. Employees are eligible to participate in the Retirement Plan after the completion of 12 consecutive months of employment with the Company and the attainment of age 21. Contributions are based on individual employers' experience. The Company contributed $326 and $206 to the plan during the years ended March 31, 2002 and 2001, respectively.

The Company sponsors a defined contribution plan, the Financial Institutions Thrift Plan (Thrift Plan), covering substantially all of its employees. Employees are eligible to participate in the Thrift Plan upon the completion of 12 months of continuous employment with the Company (during which period they complete at least 1,000 hours of service) and the attainment of age 21. Thrift Plan contributions made by the Company were $68, $67 and $58 for the years ended March 31, 2002, 2001 and 2000, respectively.

The Company has a deferred compensation benefit equalization plan (BEP Plan) for officers and employees designated by management. During the year ended March 31, 2001 the BEP Plan was modified. The BEP Plan is now subject to SFAS No. 87 and SFAS No. 132 and therefore, the following disclosures are presented for the years ended March 31:

                                                                2002         2001
                                                              -------      -------
                                                          (Dollar amounts in Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year                    $ 2,631      $ 2,358
   Service cost                                                    94           96
   Interest cost                                                  186          177
   Amortization of unrecognized prior service cost               (209)          --
   Change in unrecognized net loss                                 66           --
                                                              -------      -------
   Benefit obligation at end of year                            2,768        2,631

Fair value of plan assets at beginning and end of year              0            0
                                                              -------      -------

Funded status                                                  (2,768)      (2,631)
   Unrecognized net loss                                          842          896
   Additional minimum liability                                  (453)        (153)
                                                              -------      -------
   Net amount recognized                                      $(2,379)     $(1,888)
                                                              =======      =======

Amounts recognized in the balance sheet consist of:
   Accrued pension cost                                       $(1,926)     $(1,734)
   Accumulated other comprehensive income                        (453)        (154)
                                                              -------      -------
   Net amount recognized                                      $(2,379)     $(1,888)
                                                              =======      =======

Weighted average assumption as of March 31
   Discount rate                                                 7.50%        7.50%
   Rate of compensation increase                                 5.50%        5.50%

Components of net periodic (benefit) cost:
   Service cost                                               $    94      $    96
   Interest cost                                                  186          177
   Amortization of unrecognized loss                              119          110
   Amortization of unrecognized prior service cost               (209)          --
   Effect of modification of plan                                  --         (523)
                                                              -------      -------
   Net periodic pension (benefit) cost                        $   190      $  (140)
                                                              =======      =======

In the years ended March 31, 2002, 2001 and 2000 the Company distributed $163, $163 and $583, respectively to a Rabbi Trust in connection with the deferred compensation benefit equalization plan. This asset has been included in the Company's balance sheets as of March 31, 2002 and 2001 under other assets. The investment is included in assets because it is available to the general creditors of the Company in the event of the Company's insolvency.

The investment in the Rabbi Trust as of March 31, 2002 and 2001 consisted of cash surrender value of life insurance and mutual funds classified as trading securities and is included in other assets. The investment as of March 31, 2002 and 2001 was carried at its fair value of $2,176 and $2,100, respectively which includes net unrealized holding losses of $2 and $206, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases space for three branches, two administrative offices and equipment which expire between 2002 and 2009. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2002:

Year ended March 31,                                              (In Thousands)
--------------------
         2003                                                         $  594
         2004                                                            568
         2005                                                            463
         2006                                                            346
         2007                                                            310
         Thereafter                                                      132
                                                                      ------
              Total minimum lease payments                            $2,413
                                                                      ======

The rental expense for all operating leases for the years ended March 31, 2002, 2001 and 2000 was $685, $650 and $500, respectively.

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

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of March 31:

                                                 2002                     2001
                                       ----------------------    ----------------------
                                       Carrying                  Carrying
                                        Amount     Fair Value     Amount     Fair Value
                                       --------    ----------    --------    ----------
                                                        (In Thousands)
Financial assets:
   Cash and cash equivalents           $ 17,317     $ 17,317     $ 10,099     $ 10,099
   Trading securities                     1,910        1,910        1,954        1,954
   Available-for-sale securities         34,804       34,804       34,356       34,356
   Held-to-maturity securities              177          177          336          345
   Stock in Federal Home Loan Bank
     of Boston                            8,455        8,455        8,455        8,455
   Loans, net                           445,547      448,527      417,704      418,122
   Loans held-for-sale                      813          816           --           --
   Accrued interest receivable            3,256        3,256        3,268        3,268

Financial liabilities:
   Deposits                             328,626      329,341      273,263      274,545
   Federal Home Loan Bank advances      137,143      134,140      158,139      156,439
   Other borrowed funds                   2,902        2,902        2,025        2,025

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions except that trading securities are included in other assets. Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31:

                                                            2002          2001
                                                          --------      --------
                                                          Notional      Notional
                                                           Amount        Amount
                                                          --------      --------
                                                               (In Thousands)
Commitments to originate loans                             $16,189       $14,425
Unadvanced funds on loans:
   Residential loans                                           707           950
   Multi-family loans                                        2,788         2,459
   Equity loans                                              7,086         5,839
   Commercial loans                                          7,986         4,062
   Construction and land development loans                   9,594         6,154
   Consumer loans                                               30             6
   Standby letters of credit                                   208            32
                                                           -------       -------
                                                           $44,588       $33,927
                                                           =======       =======

There is no material difference between the notional amount and the estimated fair value of loan commitments and unadvanced portions of loans.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 15 - LIQUIDATION ACCOUNT

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

The balance of the liquidation account was $3,696 and $4,527 as of March 31, 2002 and 2001, respectively.

NOTE 16 - STOCK COMPENSATION PLANS

In July 1999, the stockholders of the Company approved the Bay State Bancorp, Inc. 1999 Stock Option Plan which reserved for grants 120,423 shares of Company stock. To date no stock options have been granted under the 1999 Plan.

The Company's 1998 Stock-Based Incentive Plan (Plan) includes grants of options to purchase Company stock and awards of Company stock. The Company applies APB Opinion 25 and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its stock options granted. The compensation cost that has been charged against income for its stock awards was $154, $345 and $842 for the years ended March 31, 2002, 2001 and 2000, respectively. The Company awarded 97,609 shares in the year ended March 31, 1999, with a weighted-average fair value per share of $19.75. Had compensation cost for this plan been determined based on the fair value at the grant and award dates under the plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Amounts in thousands, except per share data)

                                                     2002       2001       2000
                                                    ------     ------     ------
Net income                          As reported     $5,635     $3,612     $2,755
                                    Pro forma       $5,229     $3,210     $2,359

Basic earnings per share            As reported     $ 3.58     $ 2.08     $ 1.34
                                    Pro forma       $ 3.32     $ 1.84     $ 1.14

Fully diluted earnings per share    As reported     $ 3.36     $ 2.02     $ 1.34
                                    Pro forma       $ 3.12     $ 1.79     $ 1.14

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in the years ended March 31:

                                                  2002        2001         2000
                                                -------     --------     -------
Dividend yield                                       --        1.90%          --
Expected life                                        --     10 years          --
Expected volatility                                  --          29%          --
Risk-free interest rate                              --        6.44%          --

A summary of the status of the Company's stock options as of March 31, and changes during the years then ended is presented below:

                                           2002                          2001                          2000
                               ----------------------------  ---------------------------   ----------------------------
                                           Weighted-Average             Weighted-Average               Weighted-Average
                                 Shares     Exercise Price    Shares     Exercise Price      Shares     Exercise Price
                               ---------   ----------------  --------   ----------------   ---------   ----------------
Outstanding at
   beginning of year             253,023      $    19.52      230,699      $    19.75        242,550      $    19.75
Granted                               --                       23,824      $    17.15             --
Exercised                        (27,775)     $  19.02             --                             --
Forfeited                             --                       (1,500)     $    16.87           (800)     $    19.75
Expired                               --                           --                        (11,051)     $    19.75
                               ---------                     --------                      ---------
Outstanding at
   end of year                   225,248      $    19.58      253,023      $    19.52        230,699      $    19.75
                               =========                     ========                      =========

Options exercisable
   at year-end                   145,589                      107,070                         54,418
Weighted-average
   fair value of options
   granted during the year     $      --                     $   7.14                      $      --

The following table summarizes information about fixed stock options outstanding as of March 31, 2002:

                         Options Outstanding                                     Options Exercisable
     ------------------------------------------------------------         --------------------------------
         Number            Weighted-Average                                  Number
      Outstanding             Remaining                                    Exercisable
     as of 3/31/02         Contractual Life        Exercise Price         as of 3/31/02     Exercise Price
     -------------         ----------------        --------------         -------------     --------------
       212,248                6.50 years              $ 19.75                132,589            $ 19.75
        13,000                8.00 years                16.875                13,000              16.875
       -------                                                               -------
       225,248                6.59 years              $ 19.58                145,589            $ 19.49
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

The First Bankers Trust Company is the Trustee for the Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan, as amended and restated. A summary of purchases of the Company's common stock for issuance of awards under the Plan is as follows for the years ended March 31:

                                                             2002                  2001
                                                    -------------------   -------------------
                                                    Number of             Number of
                                                      Shares      Cost      Shares      Cost
                                                    ---------    ------   ---------    ------
                                                           (Dollar amounts in Thousands)
Balance at beginning of year                          53,917     $1,208     75,076     $1,681
Vested and distributed                                17,687        396     21,159        473
                                                      ------     ------     ------     ------
Balance March 31, carried as a negative component
   of stockholders' equity on the balance sheets      36,230     $  812     53,917     $1,208
                                                      ======     ======     ======     ======

NOTE 17 - EMPLOYEE STOCK OWNERSHIP PLAN

On March 27, 1998 (the Conversion date) the Company adopted the Bay State Federal Savings Bank Employee Stock Ownership Plan (ESOP) that became effective as of April 1, 1997. On March 27, 1998 the ESOP purchased 202,818 shares of the common stock of the Company. To fund the purchases, the ESOP borrowed $4,056 from Bay State Funding Corporation, a subsidiary of the Company. The borrowing is at an interest rate of 8.5% and is to be repaid in ten equal installments of $615 commencing on March 31, 1998 through March 31, 2007. In addition, dividends paid on unreleased shares are used to reduce the principal balance of the loan. The collateral for the borrowing is the common stock of the Company purchased by the ESOP. Contributions by the Company to the ESOP are discretionary, however, the Company intends to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirements on the debt. The shares of stock of the Company are held in a suspense account until released for allocation among participants. The shares will be released annually from the suspense account and the released shares will be allocated among the participants on the basis of the participant's compensation for the year of allocation. As any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share purposes. The shares not released are reported as unearned ESOP shares in the stockholders' equity section of the balance sheet. ESOP expense for the years ended March 31, 2002, 2001 and 2000 was $628, $434 and $357, respectively. The ESOP shares as of March 31, were as follows:

                                              2002          2001          2000
                                            --------      --------      --------
Allocated shares                              74,149        57,369        39,596
Shares released for allocation                20,282        20,282        20,282
Unreleased shares                            100,742       121,024       141,306
                                            --------      --------      --------
Total ESOP shares                            195,173       198,675       201,184
                                            ========      ========      ========

                                                       (In Thousands)
Fair value of unreleased shares             $  4,246      $  3,498      $  2,376

NOTE 18 - RELATED PARTY TRANSACTIONS

As of March 31, 2002 159,795 shares of the Company's common stock were owned by The Bay State Federal Savings Charitable Foundation (Foundation). The Foundation directors are also officers of, or members of the Board of the Company or the Bank. In the years ended March 31, 2002 and 2001 the Bank collected from the Foundation rent for office space of $8 and $3, respectively. In the years ended March 31, 2002, 2001 and 2000 the Bank provided to the Foundation administrative services at no charge.

The Bank rents office space from a trust and a corporation, of which, the trustee/officer is a director of the Company. Rental payments amounted to $499, $470 and $384 for the years ended March 31, 2002, 2001 and 2000 respectively.

NOTE 19 - EMPLOYMENT AGREEMENTS AND SEVERANCE PLAN

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

NOTE 20 - EARNINGS PER SHARE

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                Income       Shares      Per-Share
                                                             (Numerator)  (Denominator)    Amount
                                                             -----------  -------------  ---------
(Amounts in thousands, except per share amounts)
Year ended March 31, 2002
   Basic EPS
     Net income and income available to common stockholders     $5,635        1,575        $3.58
     Effect of dilutive securities, options                                     103
                                                                ------        -----
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                              $5,635        1,678        $3.36
                                                                ======        =====

Year ended March 31, 2001
   Basic EPS
     Net income and income available to common stockholders     $3,612        1,740        $2.08
     Effect of dilutive securities, options                                      49
                                                                ------        -----
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                              $3,612        1,789        $2.02
                                                                ======        =====

Year ended March 31, 2000
   Basic EPS
     Net income and income available to common stockholders     $2,755        2,063        $1.34
     Effect of dilutive securities, options                                      --
                                                                ------        -----
   Diluted EPS
     Income available to common stockholders and assumed
       conversions                                              $2,755        2,063        $1.34
                                                                ======        =====

NOTE 21 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for Bay State Bancorp, Inc. (Parent Company Only) and should be read in conjunction with the consolidated financial statements of Bay State Bancorp, Inc. and Subsidiaries.

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                                 Balance Sheets

                             March 31, 2002 and 2001

                             (Dollars in Thousands)

ASSETS                                                           2002      2001
                                                               -------   -------
Cash or deposit with Bay State Federal Savings Bank            $ 3,487   $ 1,773
Investments in available-for-sale securities (at fair value)     5,462     5,110
Investment in subsidiary, Bay State Federal Savings Bank        42,741    42,631
Investment in subsidiary, Bay State Funding Corp.                2,758     3,136
Accrued interest receivable                                        183       189
Deferred tax asset, net                                            444       799
Other assets, net                                                  282       205
                                                               -------   -------
           Total assets                                        $55,357   $53,843
                                                               =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                              $   332   $    85
Stockholders' equity                                            55,025    53,758
                                                               -------   -------
           Total liabilities and stockholders' equity          $55,357   $53,843
                                                               =======   =======

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                              Statements of Income

                For the years ended March 31, 2002, 2001 and 2000

                             (Dollars in Thousands)

                                                                              2002         2001         2000
                                                                            -------      -------      -------
Income:
   Dividends from Bay State Federal Savings Bank                            $ 6,000      $ 3,999      $ 1,928
   Other interest and dividend income                                           547          435          522
                                                                            -------      -------      -------
           Total income                                                       6,547        4,434        2,450
                                                                            -------      -------      -------
Expenses:
   Loss on sale of securities to subsidiary                                      --           --          280
   Loss on sales of securities to third parties                                  --          400           --
   Other expense                                                                371          376          381
                                                                            -------      -------      -------
           Total expenses                                                       371          776          661
                                                                            -------      -------      -------

Income before income tax (benefit) expense and equity in
   undistributed net income (loss) of subsidiaries                            6,176        3,658        1,789
Income tax (benefit) expense                                                     73         (121)         (69)
                                                                            -------      -------      -------
Income before equity in undistributed net income (loss) of subsidiaries       6,103        3,779        1,858
Equity in undistributed net income (loss) of subsidiaries                      (461)        (161)         713
                                                                            -------      -------      -------
Net income                                                                  $ 5,642      $ 3,618      $ 2,571
                                                                            =======      =======      =======

                             BAY STATE BANCORP, INC.
                              (Parent Company Only)

                            Statements of Cash Flows

                For the years ended March 31, 2002, 2001 and 2000

                             (Dollars in Thousands)

                                                                      2002         2001         2000
                                                                    -------      -------      -------
Cash flows from operating activities:
   Net income                                                       $ 5,642      $ 3,618      $ 2,571
   Adjustments to reconcile net income to net cash provided by operating activities:
       Earned compensation on stock-based incentive plan                349          420          432
       Increase in taxes receivable                                      --          (23)         (29)
       Deferred tax expense                                             292          168           94
       (Increase) decrease in prepaid expenses and other assets         (77)          40           (3)
       Increase (decrease) in accrued expenses                          247           60          (31)
       Loss on sales of securities to third parties                      --          400           --
       Loss on sale of securities to subsidiary                          --           --          280
       Amortization of securities, net of accretion                       6            6            6
       (Increase) decrease in accrued interest receivable                 6         (158)          62
       Undistributed net (income) loss of subsidiaries                  461          161         (713)
                                                                    -------      -------      -------
   Net cash provided by operating activities                          6,926        4,692        2,669
                                                                    -------      -------      -------

Cash flows from investing activities:
   Return of investment, Bay State Funding Corp.                        515          415           --
   Purchases of available-for-sale securities                          (200)      (3,041)          --
   Proceeds from sales of available-for-sale securities                  --        3,334        2,216
   Proceeds from maturities of available-for-sale securities             --           --          750
                                                                    -------      -------      -------
   Net cash used in investing activities                                315          708        2,966
                                                                    -------      -------      -------

Cash flows from financing activities:
   Dividends paid on common stock                                    (1,121)        (830)        (618)
   Proceeds from issuance of common stock                               528           --           --
   Purchases of treasury stock                                       (4,934)      (5,004)      (8,800)
                                                                    -------      -------      -------
   Net cash used in financing activities                             (5,527)      (5,834)      (9,418)
                                                                    -------      -------      -------

Net increase (decrease) in cash and cash equivalents                  1,714         (434)      (3,783)
Cash and cash equivalents at beginning of period                      1,773        2,207        5,990
                                                                    -------      -------      -------
Cash and cash equivalents at end of period                          $ 3,487      $ 1,773      $ 2,207
                                                                    =======      =======      =======

NOTE 22 - QUARTERLY DATA (UNAUDITED)

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                                  Year Ended March 31, 2002
                                          --------------------------------------
                                           Fourth    Third     Second     First
                                          Quarter   Quarter    Quarter   Quarter
                                          -------   -------    -------   -------
                                           (In Thousands, Except Per Share Data)
Interest and dividend income               $9,487    $9,532     $9,471    $9,559
Interest expense                            3,704     4,181      4,773     5,076
                                           ------    ------     ------    ------

Net interest and dividend income            5,783     5,351      4,698     4,483
Provision for loan losses                      50       125         75        62
                                           ------    ------     ------    ------

Net interest and dividend income after
   provision for loan losses                5,733     5,226      4,623     4,421
Noninterest income                            411       371        299       382
Noninterest expense                         3,170     3,215      2,821     2,888
                                           ------    ------     ------    ------

Income before income taxes                  2,974     2,382      2,101     1,915
Provision for income taxes                  1,203       959        826       749
                                           ------    ------     ------    ------
Net income                                 $1,771    $1,423     $1,275    $1,166
                                           ======    ======     ======    ======

Earnings per common share:
   Basic                                   $ 1.16    $ 0.93     $ 0.79    $ 0.71
                                           ======    ======     ======    ======
   Assuming dilution                       $ 1.08    $ 0.87     $ 0.75    $ 0.68
                                           ======    ======     ======    ======

                                                  Year Ended March 31, 2001
                                          --------------------------------------
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the section captioned "Proposal 1-Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2002. Reference is made to the cover page of this report and to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

      The information relating to Directors' and executive compensation is incorporated herein by reference to the section captioned "Proposal 1-Election of Directors - Directors Compensation" and "Executive Compensation" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Stock Ownership" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2002.

Equity Compensation Plan Information:

                                                                                Number of securities
                                                                                remaining available for
                          Number of securities to       Weighted-average        future issuance under
                          be issued upon exercise of    exercise price of       equity compensation
                          outstanding options,          outstanding options,    plans (excluding
                          warrants and rights           warrants and rights     securities reflected in
Plan category             (a)                           (b)                     column (a))
-------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                   225,248                     $19.58                  120,423
-------------------------------------------------------------------------------------------------------

      The Company does not maintain any equity compensation plans that have not been approved by security holders.

Item 13. Certain Relationships and Related Transactions.

      The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned "Transactions with Management" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2002.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements of the Company and its subsidiaries are filed as a part of this Form 10-K, under Item 8.

            -     Independent Auditors' Report

            -     Consolidated Balance Sheets as of March 31, 2002 and 2001

            - Consolidated Statements of Income for the Years Ended March 31, 2002, 2001 and 2000

            - Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2002, 2001 and 2000

            - Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000

      (2)   Financial Statement Schedules

                  Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

      (b)   Reports on Form 8-K filed during the last quarter of fiscal 2002.

            None.

      (c)   Exhibits required by Securities and Exchange Commission Regulation
            S-K:

       3.1  Certificate of Incorporation of Bay State Bancorp, Inc. (1)

       3.2  Amended and Restated Bylaws of Bay State Bancorp, Inc. (2)

       4.0  Draft Stock Certificate of Bay State Bancorp, Inc. (1)

      10.1 1Employment Agreement between Bay State Bancorp, Inc. and John F. Murphy (3)

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

      10.8 Form of Bay State Federal Savings Bank Management Supplemental Executive Retirement Plan (1)

      10.9 Form of Bay State Federal Savings Bank Retirement Benefit Equalization Plan (1)

      10.10 Bay State Bancorp, Inc. 1999 Option Plan (5)

      10.11 Bay State Bancorp, Inc. 1998 Stock-Based Incentive Plan (as amended and restated) (5)

      11.0 Computation of earnings per share is incorporated herein by reference to Note 20 of the Financial Statements

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

DATED: June 14, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                     Title                         Date
----                                     -----                         ----


/s/ John F. Murphy         President, Chief Executive Officer,     June 14, 2002
------------------------   Treasurer and Chairman of the Board
John F. Murphy             (Principal Executive Officer)


/s/ Denise M. Renaghan     Executive Vice President, Chief         June 14, 2002
------------------------   Operating Officer and Director
Denise M. Renaghan


/s/ Michael O. Gilles      Chief Financial Officer                 June 14, 2002
------------------------   (Principal Accounting and
Michael O. Gilles          Financial Officer)


/s/ Robert B. Cleary       Director                                June 14, 2002
------------------------
Robert B. Cleary


/s/ Leo F. Grace           Director                                June 14, 2002
------------------------
Leo F. Grace


/s/ Richard F. Hughes      Director                                June 14, 2002
------------------------
Richard F. Hughes


/s/ Richard F. McBride     Director                                June 14, 2002
------------------------
Richard F. McBride


/s/ Kent T. Spellman       Director                                June 14, 2002
------------------------
Kent T. Spellman