Form 10-Q
period 2002-06-30
BAY STATE BANCORP INC
filed 2002-08-07
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.|X| Yes |_| No

      The number of shares of common stock, par value $0.01, outstanding as of August 2, 2002 was 1,624,226 (4,872,678 after adjusting for a 3 for 1 stock split to be distributed on September 3, 2002)

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                                INDEX
PART I - FINANCIAL INFORMATION.....................................................................1

  Item 1 - Condensed Consolidated Financial Statements (unaudited).................................1
    Condensed Consolidated Balance Sheets - June 30, 2002 and March 31, 2002.......................1
    Condensed Consolidated Income Statements - For the three months ended June 30, 2002 and 2001...2
    Condensed Consolidated Statements of Cash Flows - For the three months ended June 30, 2002 and 2001.......................................................................................3
    Condensed Consolidated Statements of Changes in Stockholders' Equity -
    For the three months ended June 30, 2002 and 2001 (unaudited) .................................4

    Notes to Unaudited Condensed Consolidated Financial Statements for the Period Ended
    June 30, 2002..................................................................................5

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...7

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.............................14

PART II - OTHER INFORMATION.......................................................................17
  Item 1 - Legal Proceedings......................................................................17
  Item 2 - Changes in Securities and Use of Proceeds..............................................17
  Item 3 - Defaults Upon Senior Securities........................................................17
  Item 4 - Submission of Matters to a Vote of Security Holders....................................17
  Item 5 - Other Information......................................................................17
  Item 6 - Exhibits and Reports on Form 8-K.......................................................17

  SIGNATURES......................................................................................18
  EXHIBITS........................................................................................19
    Computation of per share earnings - Exhibit 11................................................19
    Certifications of Chief Executive Officer and Chief Financial Officer - Exhibit 99.1..........20

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                             June 30,     March 31,
                                                                              2002          2002
                                                                            ---------     ---------
                                                                           (Unaudited)
ASSETS

Cash and due from banks                                                     $  11,706     $  10,978
Short-term investments                                                          3,155         6,339
                                                                            ---------     ---------
      Cash and Cash Equivalents                                                14,861        17,317
Investment in available-for-sale securities (at fair value)                    34,652        34,804
Investments in held-to-maturity securities (fair values of $154 and $177)         154           177
Stock in Federal Home Loan Bank of Boston                                       8,455         8,455
Loans receivable, net                                                         464,130       445,547
Mortgage loans held for sale                                                      200           813
Accrued interest receivable                                                     3,147         3,256
Premises and equipment, net                                                     3,053         3,036
Other real estate owned                                                           113            --
Deferred tax asset, net                                                         2,528         2,675
Investment in bank owned life insurance                                         8,747         8,643
Other assets                                                                    4,173         3,992
                                                                            ---------     ---------
          Total assets                                                      $ 544,213     $ 528,715
                                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                           $ 337,088     $ 328,626
         Federal Home Loan Bank Advances                                      142,985       137,143
         Other borrowed funds                                                   2,100         2,902
         Accrued expenses and other liabilities                                 5,378         5,013
                                                                            ---------     ---------
                 Total liabilities                                            487,551       473,684
                                                                            ---------     ---------
Stockholders' equity:
         Common stock, par value $.01 per share,
                 7,605,696 shares issued (1)                                       76            76
         Additional paid-in capital                                            49,611        49,606
         Retained earnings                                                     30,422        28,896
         Accumulated other comprehensive income                                   791           448
        Less: Unearned ESOP shares                                             (2,015)       (2,015)
             Unearned 1998 Stock-Based Incentive Plan shares                     (737)         (812)
             Treasury stock, 2,676,423 and 2,660,073 shares (1)               (21,486)      (21,168)
                                                                            ---------     ---------
                 Total stockholders' equity                                    56,662        55,031
                                                                            ---------     ---------
                 Total liabilities and stockholders' equity                 $ 544,213     $ 528,715
                                                                            =========     =========

Equity-to-asset ratio                                                           10.41%        10.41%
Book value per share (1)                                                    $   12.28     $   11.88

(1)   Restated to reflect a 3 for 1 stock split declared on July 25, 2002.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                    Condensed Consolidated Income Statements
                  (Dollars in thousands, except per share data)

                                                                                    Three months ended
                                                                                         June 30,
                                                                                         --------
                                                                                   2002            2001
                                                                                -----------    -----------
                                                                                         Unaudited
                                                                                         ---------
Interest income:
   Loans                                                                        $     8,875    $     8,813
   Investments                                                                          664            746
                                                                                -----------    -----------
      Total interest income                                                           9,539          9,559
                                                                                -----------    -----------
Interest expense:
   Deposits                                                                           2,041          2,837
   Borrowed funds                                                                     1,617          2,239
                                                                                -----------    -----------
      Total interest expense                                                          3,658          5,076
                                                                                -----------    -----------
      Net interest income before provision for loan losses                            5,881          4,483
Provision for loan losses                                                                75             62
                                                                                -----------    -----------
      Net interest income after provision for loan losses                             5,806          4,421
                                                                                -----------    -----------
Non-interest income:
   Service charges on deposit accounts                                                  159            158
   Net gain (loss) on trading activities                                                (16)            69
   Gain on sale of loans, net                                                            34              8
   Loss on disposal of fixed assets                                                     (30)            --
   Net increase in cash surrender value of bank owned life insurance policies           104             92
   Other income                                                                          72             55
                                                                                -----------    -----------
      Total non-interest income                                                         323            382
                                                                                -----------    -----------
      Income before non-interest expense and income taxes                             6,129          4,803
                                                                                -----------    -----------
Non-interest expense:
   Salaries and employee benefits                                                     2,020          1,833
   Occupancy and equipment expense                                                      416            393
   Advertising                                                                           96            153
   Data processing                                                                      118            108
   Professional fees                                                                    100            111
   Other expenses                                                                       323            290
                                                                                -----------    -----------
      Total non-interest expense                                                      3,073          2,888
                                                                                -----------    -----------
      Income before income taxes                                                      3,056          1,915
Income tax expense                                                                    1,167            749
                                                                                -----------    -----------
      Net income                                                                $     1,889    $     1,166
                                                                                ===========    ===========
Comprehensive net income                                                        $     2,232    $     1,098
                                                                                ===========    ===========

Weighted average basic shares outstanding (1)                                     4,627,461      4,901,199
                                                                                ===========    ===========
Weighted average fully diluted shares outstanding (1)                             5,024,139      5,163,705
                                                                                ===========    ===========
Basic earnings per share (1)                                                    $      0.41    $      0.24
                                                                                ===========    ===========
Diluted earnings per share (1)                                                  $      0.38    $      0.23
                                                                                ===========    ===========
Dividends per share (1)                                                         $      0.07    $      0.05
                                                                                ===========    ===========

      (1)   Restated to reflect a 3 for 1 stock split declared on July 25, 2002.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            Three months ended June 30,
                                                                                            ---------------------------

                                                                                                 2002          2001
                                                                                               ---------    ---------
                                                                                                     Unaudited
                                                                                                     ---------
Net cash flows from operating activities:
            Net income                                                                         $   1,889    $   1,166
           Adjustments to reconcile net income to net cash provided by operating activities:
                 Earned stock based incentive plan                                                    66           66
                 Provision for loan losses                                                            75           62
                 Net increase in mortgage loans held-for-sale                                        613         (702)
                 Depreciation and amortization                                                       102          115
                 Accretion of securities, net of amortization                                        (10)         (14)
                 Increase (decrease) in unearned income, net                                        (147)          45
                 Net (gain) loss on Trading activities                                                --          (65)
                 Increase in cash surrender value B.O.L.I                                           (104)         (91)
                 Decrease (increase) in accrued interest receivable                                  109           69
                 Decrease in deferred income tax assets, net                                         (37)          18
                                                                                                     (63)          78
                 Increase in prepaid expense and other assets                                        392          529
                                                                                               ---------    ---------
                 Increase in accrued expenses and other liabilities                                2,885        1,276
                                                                                               ---------    ---------
            Net cash provided by operating activities
Net cash flows from investing activities:
                 Maturities and principal repayments on investments held to maturity                  23           67
                 Maturities and principal repayments on investments available for sale               750        2,191
                 Purchases of investments available for sale                                         (61)      (2,152)
                 Loan origination and principal collections, net                                   1,438        9,978
                 Loan purchases                                                                  (20,062)     (12,085)
                 Payment received on other real estate owned                                          --           --
                 Capital expenditures                                                               (119)         (57)
                 Distribution to Rabbi Trust                                                        (118)        (118)
                                                                                               ---------    ---------
            Net cash used in investing activities                                                (18,149)      (2,176)
                                                                                               ---------    ---------
Net cash flows from financing activities:
                 Net increase in demand deposits, NOW and savings accounts                         2,856       26,291
                 Net (decrease) increase in certificate accounts                                   5,606         (321)
                 Proceeds of borrowings                                                          199,807       25,000
                 Repayment of borrowings                                                        (193,965)     (44,441)
                 Net decrease in other borrowed funds                                               (802)          --
                 Proceeds from issuance of common stock                                               29          118
                 Dividends on common stock                                                          (363)        (264)
                 Purchases of treasury stock                                                        (360)        (607)
                                                                                               ---------    ---------
                 Net cash provided by financing activities                                        12,808        5,776
                                                                                               ---------    ---------
Net increase in cash and cash equivalents                                                         (2,456)       4,876
Cash and cash equivalents at beginning of period                                                  17,317       10,099
                                                                                               ---------    ---------
Cash and cash equivalents at end of period                                                     $  14,861    $  14,975
                                                                                               =========    =========
Supplemental disclosure of cash flow information:
            Cash paid during period for:
                 Interest                                                                      $   3,694    $   5,171
                 Income taxes                                                                  $     975    $     466
                 Loans transferred to Other Real Estate Owned                                  $     113           --
                 Life insurance policies transferred to Rabbi Trust                            $     434           --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                        Accumulated
                                                             Additional                    Other
                                                    Common     Paid-in     Retained    Comprehensive
                                                     Stock     Capital     Earnings    Income (Loss)
                                                    ------------------------------------------------
Balance at March 31, 2002                           $   25   $   49,657    $ 28,896    $         448
 3 for 1 stock split, 5,070,464,additional shares
   outstanding (1)                                      51          (51)         --               --
  Net Income                                            --           --       1,889               --
Net change in unrealized gain on available
  for sale securities, net of tax effect                --           --          --              343
     Comprehensive income                               --           --          --               --
  Purchase of treasury stock, 21,600 shares (1)         --           --          --               --
  Exercise of stock options issued from treasury
    stock, 5,250 (1)                                    --          (13)         --               --
  Dividends paid, $0.07 per share (1)                   --           --        (363)              --
  Issuance of stock incentive plan shares               --           (9)         --               --
  Tax benefit on expense of stock-based incentive
plan                                                    --           27          --               --
                                                    ------------------------------------------------
Balance at June 30, 2002 (Unaudited)                $   76   $   49,611    $ 30,422    $         791
                                                    ================================================

                                                    ------------------------------------------------
Balance at March 31, 2001                           $   25   $   49,275    $ 24,382    $         617
 3 for 1 stock split, 5,070,464,additional shares
   outstanding (1)                                      51          (51)         --               --
  Net Income                                            --           --       1,166               --
Net change in unrealized gain on available
  for sale securities, net of tax effect                --           --          --              (68)
     Comprehensive income                               --           --          --               --
  Purchase of treasury stock, 59,400 shares (1)         --           --          --               --
  Exercise of stock options issued from treasury
     stock, 20,850 (1)                                  --          (51)         --               --
  Dividends paid, $0.05 per share                       --           --        (264)              --
  Issuance of stock incentive plan shares (1)           --           (9)         --               --
                                                    ------------------------------------------------
Balance at June 30, 2001 (Unaudited)                $   76   $   49,164    $ 25,284    $         549
                                                    ================================================

                                                                      Unearned
                                                                     Stock-based
                                                                      Incentive                      Total
                                                     Unearned           Plan         Treasury    Stockholders'
                                                    ESOP Shares        Shares         Stock          Equity
                                                    ----------------------------------------------------------
Balance at March 31, 2002                           $    (2,015)   $         (812)   $(21,168)   $      55,031
 3 for 1 stock split, 5,070,464,additional shares
   outstanding (1)                                           --                --          --               --
  Net Income                                                 --                --          --               --
Net change in unrealized gain on available
  for sale securities, net of tax effect                     --                --          --               --
     Comprehensive income                                    --                --          --            2,232
  Purchase of treasury stock, 21,600 shares (1)              --                --        (360)            (360)
  Exercise of stock options issued from treasury
    stock, 5,250 (1)                                         --                --          42               29
  Dividends paid, $0.07 per share (1)                        --                --          --             (363)
  Issuance of stock incentive plan shares                    --                75          --               66
  Tax benefit on expense of stock-based incentive
plan                                                         --                --          --               27
                                                    ----------------------------------------------------------
Balance at June 30, 2002 (Unaudited)                $    (2,015)   $         (737)   $(21,486)   $      56,662
                                                    ==========================================================

                                                    ----------------------------------------------------------
Balance at March 31, 2001                           $    (2,420)   $       (1,208)   $(16,911)   $      53,760
 3 for 1 stock split, 5,070,464,additional shares
   outstanding (1)                                           --                --          --               --
  Net Income                                                 --                --          --               --
Net change in unrealized gain on available
  for sale securities, net of tax effect                     --                --          --               --
     Comprehensive income                                    --                --          --            1,098
  Purchase of treasury stock, 59,400 shares (1)              --                --        (607)            (607)
  Exercise of stock options issued from treasury
     stock, 20,850 (1)                                       --                --         169              118
  Dividends paid, $0.05 per share                            --                --          --             (264)
  Issuance of stock incentive plan shares (1)                --                75          --               66
                                                    ----------------------------------------------------------
Balance at June 30, 2001 (Unaudited)                $    (2,420)   $       (1,133)   $(17,349)   $      54,171
                                                    ==========================================================

(1)   Restated to reflect a 3 for 1 stock split declared on July 25, 2002.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2002
                                   (Unaudited)

(1)   Organization

      Bay State Bancorp, Inc. (the "Company" or "Bay State") was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Bank (the "Bank") as part of the Bank's conversion from the mutual form of organization to the stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS") and the Securities and Exchange Commission (the "SEC"). Prior to the Conversion, Bay State had not engaged in any material operations.

(2)   Accounting Principles

      The accompanying unaudited condensed consolidated financial statements of Bay State have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended March 31, 2002, filed with the SEC.

      The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)   Stock Split

      On July 25, 2002, the Board of Directors declared a 3 for 1 split of the shares of the Company's common stock in the form of a 200% stock dividend. The additional shares to stockholders of record as of August 19, 2002 will be distributed on or about September 3, 2002. In the accompanying financial statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operation the computation of basic and fully diluted earnings per share have been adjusted retroactively for all periods presented to reflect the stock split. In addition, other per share data in the financial statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operation have been adjusted to reflect the stock split.

(4)   Stock Repurchase Program

      On July 31, 2002, the Company announced that it had completed the repurchase of 84,315 shares, or 5%, of its outstanding common stock at an average price of $41.03 per share. Upon completion of the repurchase program the Company has 1,624,226 shares outstanding. These share amounts do not include the 3-for-1 stock split recently declared by the Company to be distributed on September 3, 2002 to stockholders of record as of August 19, 2002. Assuming such stock split had already occurred, the current repurchase would have amounted to 252,945 shares at an average price of $13.67 resulting in 4,872,678 shares currently outstanding. The Company also announced that its Board of Directors approved an additional repurchase of 5%, or 81,211 shares of its outstanding common stock (or 243,633 shares factoring in the 3-for-1 stock split).

(5)   Impact of New Accounting Standards

      In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

      FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinded SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The effect of this Statement did not have a material impact on the Company's financial position or result of operations.

      SFAS No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. Adoption of this Statement had no impact on the consolidated financial statements.

      SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies was January 1, 2002. Adoption of this Statement had no impact on the consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Form 10-K filing with the SEC for the fiscal year ended March 31, 2002.

      Except as required by applicable law and regulations, the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

      The Bank is a federally chartered savings bank and is subject to regulation and examination by the OTS. The Bank's business activities are concentrated in Eastern Massachusetts through six full service retail banking offices located in Norfolk and Suffolk Counties, Massachusetts. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Bank primarily invests in residential first mortgages, commercial and multi-family real estate loans and, to a lesser extent, home equity lines of credit, other consumer loans, residential construction loans, development and land loans and commercial loans. Lending operations, particularly loan originations, are conducted from the retail offices and at the point of sale. Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

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

Comparison of Financial Condition at June 30, 2002 and March 31, 2002
(Unaudited)

      Total assets at June 30, 2002 were $544.2 million, compared to $528.7 million at March 31, 2002, an increase of $15.5 million, or 2.9%. Net loans receivable, including mortgage loans held for sale, increased $18.0 million, or 4.0%, primarily in residential one-to four-family loans, commercial real estate and construction loans as a result of the increased level of loan originations during the period. Short-term investments, which consist mainly of overnight investments, decreased $3.2 million. The increase in assets was funded primarily from a $8.5 million, or 2.6%, increase in deposits, and a $5.8 million, or 4.3%, increase in Federal Home Loan Bank (the "FHLB") advances. The increase in deposits was a result of increased marketing efforts and competitively priced products offered by the Bank. Total stockholders' equity was $56.7 million, or 10.41% of total assets, at June 30, 2002, an increase of $1.7 million, or 3.0%, from $55.0 million, or 10.41% of total assets, at March 31, 2002. The increase in equity was the result of the net income for the period, an increase in the market value of investment securities classified as available-for-sale and a reduction in the stock-based benefit plans due to the vesting of stock awards, offset by the repurchase of 21,600 shares of treasury stock at a cost of $360,000 and the payment of dividends. The Company's book value per share at June 30, 2002 was $12.28, compared to $11.88 at March 31, 2002, an increase of 3.4%.

Investments

      Short-term investments were $3.2 million at June 30, 2002, primarily consisting of overnight investments at the FHLB. This represents a decrease of $3.2 million from the $6.4 million at March 31, 2002. Investment securities available-for-sale decreased $152,000, or 0.44%, due to a decrease in mortgage-backed securities from principal pay-downs received.

      The Company's investment portfolio at June 30, 2002 reflects a pre-tax unrealized gain on available-for-sale securities of $1.8 million, compared to $1.2 million at March 31, 2002.

      The table below shows the investment securities portfolio at the dates presented. The amortized cost and estimated fair value of investments available-for-sale were:

                                        June 30, 2002         March 31, 2002
                                        -------------         --------------
                                     Amortized     Fair     Amortized     Fair
                                        Cost      Value        Cost      Value
                                     ---------   --------   ---------   --------
                                                (Dollars in thousands)
  Marketable equity securities       $   8,106   $  9,365   $   8,045   $  9,316
  Mortgage-backed securities             6,234      6,447       6,977      7,087
  Trust preferred equity securities     10,600     10,987      10,599     10,754
  Corporate bonds and notes              6,456      6,407       6,454      6,240
  Preferred stocks                       1,500      1,446       1,500      1,407
                                     ---------   --------   ---------   --------
Total                                $  32,896   $ 34,652   $  33,575   $ 34,804
                                     =========   ========   =========   ========

      The amortized cost and estimated market values of investments held-to-maturity were:

                                                     June 30, 2002      March 31, 2002
                                                     -------------      --------------
                                                   Amortized   Fair    Amortized   Fair
                                                      Cost     Value      Cost     Value
                                                   ---------   -----   ---------   -----
                                                             (Dollars in thousands)
Mortgage-backed  and mortgage-related securities   $     154   $ 154   $     177   $ 177
                                                   ---------   -----   ---------   -----
Total Mortgage-backed and mortgage related
Securities                                         $     154   $ 154   $     177   $ 177
                                                   =========   =====   =========   =====

Loans

      During the first quarter of fiscal year 2003, net loans receivable, including mortgage loans held for sale, increased by $18.0 million, or 4.0%, as detailed below:

                                                   June 30,      % of total       March 31,     % of total
                                                     2002           Loans           2002           Loans
                                                 ------------   ------------    ------------   ------------
                                                                   (Dollars in thousands)
Mortgage loans:
         Residential 1 - 4 family                $    195,521          40.67%   $    187,801          40.89%
         Multi-family                                 100,624          20.93         102,440          22.30
         Commercial real estate                       123,693          25.73         117,341          25.55
         Construction and development/land             31,415           6.54          24,361           5.31
                                                 ------------   ------------    ------------   ------------
              Total mortgage loans                    451,253          93.87         431,943          94.05
Commercial loans                                       12,855           2.67          11,564           2.52
Consumer loans:
         Equity lines                                  12,661           2.63          11,939           2.60
         Other consumer loans                           3,923           0.83           3,830           0.83
                                                 ------------   ------------    ------------   ------------
              Total loans                             480,692         100.00%        459,276         100.00%
                                                                ============                   ============
Deduct:
         Allowance for loan losses                      4,608                          4,535
         Undisbursed proceeds of construction
              and development loans in process         11,840                          8,933
         Unearned income, net                             114                            261
                                                 ------------                   ------------
              Loans, net                              464,130                        445,547
                                                 ------------                   ------------
         Mortgage loans held-for-sale                     200                            813
                                                 ------------                   ------------
Loans, net and mortgage loans held-for-sale      $    464,330                   $    446,360
                                                 ============                   ============

      At June 30, 2002 loans serviced for others was $35.9 million, compared to $33.0 million at March 31, 2002.

Asset Quality

      At June 30, 2002, non-performing assets totaled $114,000, an increase of $5,000, or 4.6%, from $109,000 at March 31, 2002. Non-performing assets consist of all loans that are delinquent 90 days or more, and any real estate owned. The Bank had other real estate owned totaling $113,000 at June 30, 2002 and no other real estate owned at March 31, 2002. At June 30, 2002 and March 31, 2002, non-performing assets represented 0.02% of total assets and 0.02% of loans receivable net.

      The composition of non-performing assets for the dates presented was:

                                              June 30,    March 31,
                                            2002    2001    2002
                                            ----    ----    ----
                                           (Dollars in thousands)
Non-accrual loans:
        Mortgage Loans:
         One-to-four-family                 $  1    $233    $109
         Multi-family                         --      --      --
         Commercial real estate               --      --      --
         Construction and development         --      --      --
                                            ----    ----    ----
            Total mortgage loans               1     233     109
                                            ----    ----    ----
        Consumer Loans:
         Equity lines                         --      --      --
         Other consumer loans                 --      --      --
                                            ----    ----    ----
            Total consumer loans              --      --      --
                                            ----    ----    ----
            Total non-accrual loans            1     233     109
Real estate owned, net                       113      --      --
                                            ----    ----    ----
Total non-performing assets                 $114    $233    $109
                                            ====    ====    ====
Non-performing assets as a percentage of:
         Loans receivable, net              0.02%   0.06%   0.02%
         Total assets                       0.02    0.05    0.02

The following represents the activity in the allowance for loan losses for the three months ended June 30, 2002:

                                           (Dollars in thousands)
         Balance at March 31, 2001                 $4,535
         Provision for loan losses                     75
         Losses charged to allowance                   (2)
         Recoveries                                    --
                                                   ------
         Balance at June 30, 2002                  $4,608
                                                   ======

      The allowance for loan losses is based on management's estimate of the credit losses inherent in the loan portfolio and management's ongoing review of the existing loan portfolio, current market conditions and the volume and mix of the Bank's existing loan origination pipeline. To assess reasonable and probable loss exposure in the Bank's loan portfolio, management establishes an allocated allowance based upon its review of internal loan classification reports which identify any loans classified as special mention, substandard, doubtful or loss and applies an allocation factor based upon its estimated exposure on these specific loans. An unallocated allowance is maintained based on the remaining portfolio, which is classified into various groups based upon loan type, underlying collateral, and delinquency status and payment performance history. The loss factor applied to these loans is based upon management's review of historical loss experience, current local and national economic conditions and industry experience and standards. In addition, as part of the regulatory examination process, the OTS periodically reviews the Company's allowance for loan losses and may require additional provisions for estimated losses based upon judgments different from those of management.

      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb any losses inherent in its loan portfolio at June 30, 2002, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover potential loan losses incurred by the Company or that any adjustments to the allowance for loan losses will not be necessary if economic conditions and actual loss experience differs from those assumed by management in determining the current level of the allowance for loan losses.

Deposits and Borrowed Funds

      Deposits increased during the three-month period ending June 30, 2002, as detailed below:

                                June 30,  % of total   March 31,  % of total
                                  2002     deposits      2002      deposits
                                --------   --------    --------    --------
                                          (Dollars in thousands)

Regular savings accounts        $ 30,443       9.03%   $ 29,810        9.07%
NOW accounts                      45,874      13.61      34,570       10.52
Money market accounts            115,703      34.32     128,932       39.24
Non-interest bearing deposits     22,099       6.56      17,951        5.46
                                --------   --------    --------    --------
                                 214,119      63.52     211,263       64.29
Term deposits                    122,969      36.48     117,363       35.71
                                --------   --------    --------    --------
         Total deposits         $337,088     100.00%   $328,626      100.00%
                                ========   ========    ========    ========

      During the period, FHLB advances increased $5.8 million, or 4.3% and other borrowed funds, consisting of federal funds purchased decreased $802,000, or 27.6%.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and
2001.

General

      Consolidated net income for the three months ended June 30, 2002 totaled $1.9 million, or $0.41 basic earnings per share and $0.38 fully diluted earnings per share, compared to $1.2 million, or $0.24 per basic earnings per share and $0.23 fully diluted per share, for the same period last year. This represents an increase of $723,000, or 62.0%, in net income, a $0.17, or 70.8%, increase in basic earnings per share and a $0.15, or 65.2%, increase in fully diluted earnings per share. The increase was primarily a result of higher net interest income due to an increase in the average balance of interest earning assets, a decrease in deposit interest expense due to the growth in lower-costing core deposits, a reduction in interest on borrowed funds due to the lower cost and level of borrowings offset in part by higher income taxes and a slight increase in non-interest expense.

Interest Income

      Interest income for the three months ended June 30, 2002 decreased $20,000, or 0.21%, to $9.5 million, compared to $9.6 million for the same period last year. The decrease in interest income was primarily due to a decrease of $82,000, or 11.0%, in interest on investments, due to a decline in the yield on the investment portfolio offset by an increase of $62,000, or 0.70%, in loan interest income. The average balance of interest-earning assets increased from $459.2 million for the quarter ended June 30, 2001 to $498.4 million for the quarter ended June 30, 2002, an increase of $39.2 million, or 8.5%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of loans, net of $36.9 million, or 8.9%. The yield on interest-earning assets decreased 67 basis points to 7.66%, due to the lower interest rate environment.

Interest Expense

      Interest expense for the three months ended June 30, 2002 decreased $1.4 million, or 27.9%, to $3.7 million compared to $5.1 million for the same period last year. The decrease in interest expense was the net result of a $32.3 million, or 7.8%, increase in the average balance of interest-bearing liabilities which increased from $415.5 million for the three months ended June 30, 2001 to $447.9 million for the three months ended June 30, 2002, and a decrease of 162 basis points in the cost of interest-bearing liabilities to 3.27%, from 4.89%. The increase in the average balance of interest-bearing liabilities was primarily a net result of an increase in the average balance of lower costing core deposits of $48.6 million, or 35.6%, a decrease in the average balance of FHLB advances of $13.7 million, or 9.9% and a decrease in the average balance of higher costing certificates of deposits of $2.9 million, or 2.3%. Although the average balance of interest bearing liabilities increased, the decrease in interest expense was attributable to the deposit growth being in the lower costing core deposits, the reduction and repricing of maturing certificates of deposit at current interest rate levels, along with the reduction and repricing of FHLB advances to lower interest rate levels.

Net interest income

      The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented. The average yields and costs are:

For the three months ended June 30,                        2002                                           2001
                                                           ----                                           ----
                                                        Interest                                       Interest
                                         Average         Income/          Yield/         Average        Income/         Yield/
                                         balance         expense           rate          balance        expense          rate
                                       ------------    ------------    ------------    ------------   ------------   ------------
                                                                                 (Dollars in
                                                                                 thousands)
Assets
Interest-earning assets:
Short-term investments                 $      1,765    $          7         1.59%      $      2,138   $         18        3.37%
Interest-earning deposits                       769               4         2.08                769             10        5.20
Taxable investment securities                32,501             519         6.39             24,475            449        7.34
Mortgage backed & related securities         12,303             134         4.36             17,637            269        6.10
Loans (net of unearned income)              451,060           8,875         7.87            414,190          8,813        8.51
                                       ------------    ------------                    ------------   ------------
Total interest-earning assets               498,398           9,539         7.66            459,209          9,559        8.33
                                                       ------------                                   ------------
Non interest-earning assets                  37,501                                          32,507
                                       ------------                                    ------------
      Total                            $    535,899                                    $    491,716
                                       ============                                    ============
Liabilities and Equity
Interest-bearing liabilities:
      Now accounts                     $     32,650    $         76         0.93%      $     27,194   $         63        0.93%
      Regular savings accounts               29,760              82         1.10             27,255            134        1.97
      Money market accounts                 122,757             757         2.47             82,123            902        4.39
      Certificate accounts                  121,084           1,126         3.72            123,957          1,738        5.61
                                       ------------    ------------                    ------------   ------------
Total interest-bearing deposits             306,251           2,041         2.67            260,529          2,837        4.36
      FHLB advances                         139,354           1,607         4.61            153,017          2,214        5.72
      Other borrowings                        2,271              10         1.76              2,000             25        4.95
                                       ------------    ------------                    ------------   ------------
Total interest-bearing liabilities          447,876           3,658         3.27            415,546          5,076        4.89
                                                       ------------                                   ------------
            Demand deposits                  19,046                                          11,674
             Other liabilities               12,973                                          10,522
      Equity                                 56,004                                          53,974
                                       ------------                                    ------------
      Total                            $    535,899                                    $    491,716
                                       ============                                    ============
Net interest income                                    $      5,881                                   $      4,483
                                                       ============                                   ============
Interest rate spread                                                        4.39%                                         3.44%
                                                                       =========                                     =========
Net interest margin                                                         4.72%                                         3.90%
                                                                       =========                                     =========

Provision for Loan Losses

      Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for loan losses totaled $75,000 for the quarter ended June 30, 2001, compared to $62,000 for the same period last year. The current quarter's provision was based upon the growth in the loan portfolio during the period, specifically in higher risk construction, commercial real estate loans and commercial loans.

      The provision also reflects management's analysis of the overall portfolio mix and the current level of non-performing loans and delinquency trends, which continued to decline during the period. The Company plans to add to the provision for loan losses to support any loan portfolio expansion and change in non-performing loan levels, as considered necessary by management.

Non-interest income

      Total non-interest income, net of gains and losses on investment activities, was $339,000 for the quarter ended June 30, 2002, compared to $313,000 for the same period last year, an increase of $26,000, or 8.3%. These changes were primarily a result of an increase from the gain on sale of loans, increased debit card fees and income from the sale of alternative investment products. The Company recognized a $16,000 loss on the sale of trading securities for the period ended June 30, 2002, compared to a $69,000 gain for the same period last year. These gains and losses represent the change in the market value of the assets supporting certain employee benefit plans. During the period, the Company also recognized a $30,000 loss on the disposal of fixed assets associated with the write-off of leasehold improvements in a branch office that is being relocated.

Non-interest expense

      Total non-interest expense was $3.1 million for the quarter ended June 30, 2002, compared to $2.9 million for the same period last year, an increase of $185,000, or 6.4%. Total salaries and benefits increased $187,000, or 10.2%, primarily the result of a general increase in salaries and benefits due to the increased number of employees and an increase in the costs associated with the Bank's ESOP due to the increased stock price. Occupancy and equipment expense totaled $416,000, compared to $393,000 for the same period last year, an increase of $23,000, or 5.8%. This increase was the result of the increased level of depreciation on building and leasehold improvements. Advertising expense totaled $96,000, compared to $153,000 for the same period last year, a decrease of $57,000, or 37.3%, primarily a result of decreased spending in media advertising and special product promotions offered during the same period last year. Data processing expense increased $10,000, or 9.3%, as a result of the increased level of deposit and loan accounts. Other expenses increased $33,000, or 11.4%, a result of general increases in the cost of postage and telecommunications services.

Income Taxes

      For the quarter ended June 30, 2002, income taxes of $1.2 million were provided on net income before tax of $3.1 million for an effective rate of 38.2%, compared to $749,000 on income before taxes of $1.9 million for an effective rate of 39.1%, for the same period last year.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

      Management is responsible for monitoring and limiting the Bank's exposure to interest rate risk within established guidelines while maximizing net interest income. The Bank will continue to monitor its interest rate risk sensitivity with the primary objective to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates changes. Further discussion on market risk is in the Company's Form 10-K for the year ended March 31, 2002.

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

Gap Analysis

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." Assets and liabilities are said to be interest rate sensitive within a specific time period if they will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2002, the Company's cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a negative 20.00%. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.

      The table sets forth an approximation of the projected repricing of assets and liabilities on the basis of contractual maturities, and scheduled rate adjustments within a one-year period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Money Market accounts, regular savings accounts and NOW accounts are assumed to have annual decay rates of 80%, 15% and 5%, respectively. Deposit decay rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed decay rates will approximate future withdrawal activity.

      The increase in liability sensitivity from the previous period was directly related to the increased level of non-maturity deposits within one year and the reduction in the repricing of interest-bearing assets within one-year and an increase in three-and five-year adjustable loans as well as an increase in fifteen-year fixed rate loans.

                                                         More          More         More
                                                         than          than         than
                                                        1 Year        3 Years      5 Years     Greater
                                           1 Year         to            to           to          than          Total
                                          or Less       3 Years       5 Years     15 Years     15 Years        Amount
                                         -----------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Interest-earning assets:
 Short-term investments ..............   $   3,155     $      --     $      --    $      --    $      --     $   3,155
 Investment in B.O.L.I ...............       8,747            --            --           --           --         8,747
 Taxable investment Securities .......      11,872           497           959       13,334           --        26,662
 Mortgage-backed securities ..........          --            --            --        2,109        4,279         6,388
 Stock in FHLB-Boston ................       8,455            --            --           --           --         8,455
 Loans (1) ...........................     102,068        67,274       172,479      111,440       15,476       468,737
                                         ---------     ---------     ---------    ---------    ---------     ---------
    Total interest-earning assets ....   $ 134,297     $  67,771     $ 173,438    $ 126,883    $  19,755     $ 522,144
                                         =========     =========     =========    =========    =========     =========
Interest-bearing liabilities:
 Money market accounts ...............   $  92,563     $  17,355     $   5,785    $      --    $      --     $ 115,703
 Regular savings accounts ............       3,550         9,492         9,492        7,909           --        30,443
 NOW accounts ........................       2,897         4,524         4,524       11,310       22,619        45,874
 Certificate accounts ................      88,918        23,453        10,598           --           --       122,969
 Other borrowed funds ................       2,100            --            --           --           --         2,100
 FHLB advances .......................      53,136        19,849         5,000       65,000           --       142,985
                                         ---------     ---------     ---------    ---------    ---------     ---------
    Total interest-bearing liabilities   $ 243,164     $  74,673     $  35,399    $  84,219    $  22,619     $ 460,074
                                         =========     =========     =========    =========    =========     =========
Interest-earning assets less
 interest-bearing liabilities ........   $(108,867)    $  (6,902)    $ 138,039    $  42,664    $  (2,864)    $  62,070
                                         =========     =========     =========    =========    =========     =========
Cumulative interest-rate
 sensitivity gap .....................   $(108,867)    $(115,769)    $  22,270    $  64,934    $  62,070
                                         =========     =========     =========    =========    =========
Cumulative interest-rate gap as
 a percentage of total assets ........      (20.00)%      (21.27)%        4.09%       11.93%       11.41%
Cumulative interest-rate gap as
 a percentage of total interest-
 earning assets ......................      (20.85)%      (22.17)%        4.27%       12.44%       11.89%
Cumulative interest-earning
 assets as a percentage of
 cumulative interest-bearing
 liabilities .........................       55.23%        63.58%       106.30%      114.84%      113.49%

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

            3.1   Certificate of Incorporation of Bay State Bancorp, Inc. *

            3.2   Amended and Restated Bylaws of Bay State Bancorp, Inc. **

            4.0   Stock Certificate of Bay State Bancorp, Inc. *

            11.0  Computation of per share earnings (filed herewith)

            99.1 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

* Incorporated herein by reference from the exhibits to Form SB-2 registration statement as amended, Registration No. 333-40115

** Incorporated herein by reference from the registrants Form 10-KSB, as filed with the Securities and Exchange Commission on June 14, 1999.

      (b)   Reports on Form 8-K

                  On April 17, 2002, the Company filed an 8-K in which it disclosed, under Item 5, the date, place and time of its 2002 annual meeting of stockholders. The press release announcing the annual meeting was filed by exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Bay State Bancorp, Inc.


August 7, 2002                      \s\ John F. Murphy
------------------------------      ----------------------------------------
Date                                John F. Murphy
                                    Chairman, President, and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


August 7, 2002                      \s\ Michael O. Gilles
------------------------------      ----------------------------------------
Date                                Michael O. Gilles
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)