Form 10-Q
period 2002-09-30
BAY STATE BANCORP INC
filed 2002-11-12
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.|X| Yes |_| No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      The number of shares of common stock, par value $0.01, outstanding as of November 8, 2002 was 4,707,378.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION.................................................1

  Item 1 - Condensed Consolidated Financial Statements (unaudited).............1

    Condensed Consolidated Balance Sheets - September 30, 2002
        and March 31, 2002.....................................................1

    Condensed Consolidated Income Statements (unaudited) - For the three and six months ended September 30, 2002 and 2001.......................2

    Condensed Consolidated Statements of Cash Flows - For the six months ended September 30, 2002 and 2001......................................3

    Condensed Consolidated Statements of Changes in Stockholders' Equity -
    For the six months ended September 30, 2002 and 2001 (unaudited) ..........4

    Notes to Unaudited Condensed Consolidated Financial Statements for
        the Period Ended September 30, 2002....................................5

  Item 2 - Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................7

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk.........18

  Item 4 - Controls and Procedures............................................20

PART II - OTHER INFORMATION...................................................21

  Item 1 - Legal Proceedings..................................................21

  Item 2 - Changes in Securities and Use of Proceeds..........................21

  Item 3 - Defaults Upon Senior Securities....................................21

  Item 4 - Submission of Matters to a Vote of Security Holders................21

  Item 5 - Other Information..................................................21

  Item 6 - Exhibits and Reports on Form 8-K...................................21

  SIGNATURES..................................................................22

  CERTIFICATIONS..............................................................23

  EXHIBITS....................................................................25

    Computation of per share earnings - Exhibit 11............................25

    Certifications of Chief Executive Officer and Chief Financial
        Officer - Exhibit 99.1................................................26

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                          September 30,         March 31,
                                                                              2002                2002
                                                                              ----                ----
                                                                           (Unaudited)
ASSETS
Cash, due from banks and interest bearing deposits with other banks         $  10,042           $  10,978
Short-term investments                                                          3,169               6,339
                                                                            ---------           ---------
    Cash and Cash Equivalents                                                  13,211              17,317
Investment in available-for-sale securities (at fair value)                    34,221              34,804
Investments in held-to-maturity securities (fair values of $141 and $177)         141                 177
Stock in Federal Home Loan Bank of Boston                                       8,455               8,455
Loans receivable, net                                                         484,273             445,547
Mortgage loans held for sale                                                    1,215                 813
Accrued interest receivable                                                     3,485               3,256
Premises and equipment, net                                                     3,184               3,036
Deferred tax asset, net                                                         2,508               2,675
Investment in bank owned life insurance                                         8,852               8,643
Other assets                                                                    3,933               3,992
                                                                            ---------           ---------
            Total assets                                                    $ 563,478           $ 528,715
                                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                                $ 356,288           $ 328,626
    Federal Home Loan Bank Advances                                           143,456             137,143
    Other borrowed funds                                                        2,900               2,902
    Accrued expenses and other liabilities                                      5,370               5,013
                                                                            ---------           ---------
            Total liabilities                                                 508,014             473,684
                                                                            ---------           ---------
Stockholders' equity:
    Common stock, par value $.01 per share,
         7,605,696 shares issued (1)                                               76                  76
    Additional paid-in capital                                                 49,616              49,606
    Retained earnings                                                          32,001              28,896
    Accumulated other comprehensive income                                        911                 448
   Less: Unearned ESOP shares                                                  (2,015)             (2,015)
         Unearned 1998 Stock-Based Incentive Plan shares                         (662)               (812)
         Treasury stock, 2,837,818 and 2,660,073 shares (1)                   (24,463)            (21,168)
                                                                            ---------           ---------
            Total stockholders' equity                                         55,464              55,031
                                                                            ---------           ---------
            Total liabilities and stockholders' equity                      $ 563,478           $ 528,715
                                                                            =========           =========
Equity-to-asset ratio                                                            9.84%              10.41%
Book value per share (1)                                                       $12.46              $11.88


(1) Share amounts have been adjusted to reflect a 3 for 1 stock split on September 3, 2002.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
              Condensed Consolidated Income Statements (unaudited)
                  (Dollars in thousands, except per share data)


                                                                           Three months ended            Six months ended
                                                                              September 30,                September 30,
                                                                          2002           2001           2002           2001
                                                                      --------------------------------------------------------
                                                                                        (Dollars in thousands)
Interest income:
  Loans                                                                    $9,134         $8,768        $18,009        $17,581
  Investments                                                                 650            703          1,314          1,449
                                                                      --------------------------------------------------------
    Total interest income                                                   9,784          9,471         19,323         19,030
                                                                      --------------------------------------------------------
Interest expense:
  Deposits                                                                  2,109          2,813          4,150          5,650
  Borrowed funds                                                            1,583          1,960          3,200          4,199
                                                                      --------------------------------------------------------
    Total interest expense                                                  3,692          4,773          7,350          9,849
                                                                      --------------------------------------------------------
    Net interest income before provision for loan losses                    6,092          4,698         11,973          9,181
Provision for loan losses                                                      75             75            150            137
                                                                      --------------------------------------------------------
  Net interest income after provision for loan losses                       6,017          4,623         11,823          9,044
                                                                      --------------------------------------------------------
Non-interest income:
  Other fees and charges                                                      131            118            290            276
  Gain on sale of loans, net                                                   45             20             79             28
  Net gain (loss) on trading securities                                       (85)          (132)          (101)           (63)
  Gain on sale of investments                                                  75            142             75            142
  Loss on disposal of fixed assets                                             --             --            (30)            --
  Net increase in cash surrender value of bank owned life insurance           105             92            209            184
  Other income                                                                 68             59            140            114
                                                                      --------------------------------------------------------
     Total non-interest income                                                339            299            662            681
                                                                      --------------------------------------------------------
     Income before non-interest expense and income taxes                    6,356          4,922         12,485          9,725
Non-interest expense:
   Salaries and employee benefits                                           2,024          1,722          4,044          3,555
   Occupancy and equipment expense                                            451            417            867            810
   Advertising                                                                118            128            214            281
   Data processing                                                            120            118            238            226
   Professional fees                                                          110             99            210            210
   Other expenses                                                             321            337            644            627
                                                                      --------------------------------------------------------
      Total non-interest expense                                            3,144          2,821          6,217          5,709
                                                                      --------------------------------------------------------
                                                                            3,212          2,101          6,268          4,016
      Income before income taxes
Income tax expense                                                          1,269            826          2,436          1,575
                                                                      --------------------------------------------------------
      Net income                                                           $1,943         $1,275         $3,832         $2,441
                                                                      ========================================================
Comprehensive net income                                                   $2,063         $1,532         $4,295         $2,630
                                                                      ===========    ===========    ===========    ===========

Weighted average basic shares outstanding (1)                           4,555,020      4,834,344      4,591,043      4,867,587
                                                                      ===========    ===========    ===========    ===========
Weighted average fully diluted shares outstanding (1)                   4,969,831      5,117,394      4,996,788      5,140,365
                                                                      ===========    ===========    ===========    ===========
Basic earnings per share (1)                                                $0.43          $0.26          $0.83          $0.50
                                                                      ===========    ===========    ===========    ===========
Diluted earnings per share (1)                                              $0.39          $0.25          $0.77          $0.47
                                                                      ===========    ===========    ===========    ===========
Dividends per share (1)                                                    $0.073          $0.05        $0.1467          $0.10
                                                                      ===========    ===========    ===========    ===========


(1) Share amounts have been adjusted to reflect a 3 for 1 stock split on September 3, 2002.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
    Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

                                                                                             Six months ended September 30,
                                                                                             ------------------------------
                                                                                                  2002            2001
                                                                                                  ----            ----
Net cash flows from operating activities:
    Net income                                                                                   $3,832          $2,441
    Adjustments to reconcile net income to net cash provided by operating activities:
       Earned stock based incentive plan                                                            132             132
       Provision for loan losses                                                                    150             137
       Net increase in mortgage loans held-for-sale                                                (402)           (682)
       Depreciation and amortization                                                                209             231
       Gain on sales of available-for-sale securities, net                                          (75)            (70)
       Accretion of securities, net of amortization                                                 (14)            (25)
       Gain on sale of other assets                                                                  --             (72)
       Increase (decrease) in unearned income, net                                                 (201)             59
       Gain on sale of other real estate owned                                                       (2)             --
       Net change in trading securities                                                              --              36
       Increase in cash surrender value B.O.L.I                                                    (209)           (183)
       Increase in accrued interest receivable                                                     (229)           (156)
       Deferred tax expense (benefit)                                                               (74)             32
       Decrease (increase) in prepaid expense and other assets                                      177             (78)
       Increase in accrued expenses and other liabilities                                           421             521
                                                                                              ---------        --------
   Net cash provided by operating activities                                                      3,715           2,323
                                                                                              ---------        --------
Net cash flows from investing activities:
       Maturities and principal repayments on investments held to maturity                           36             114
       Maturities and principal repayments on investments available for sale                      1,423           5,355
       Purchases of investments available for sale                                                 (123)         (2,248)
       Proceeds from sale of available-for-sale securities                                           76              72
       Loan origination and principal collections, net                                              561             613
       Proceeds from sale of other assets                                                            --              92
       Loan purchases                                                                           (39,349)        (18,853)
       Proceeds from sales of other real estate owned                                               115              --
       Capital expenditures                                                                        (357)            (98)
       Distribution to Rabbi Trust                                                                 (118)             --
                                                                                              ---------        --------
   Net cash used in investing activities                                                        (37,736)        (14,953)
                                                                                              ---------        --------
Net cash flows from financing activities:
       Net increase in demand deposits, NOW and savings accounts                                 26,994          38,055
       Net increase in certificate accounts                                                         668             892
       Proceeds of borrowings                                                                   395,530          46,393
       Repayment of borrowings                                                                 (389,217)        (71,563)
       Net decrease in other borrowed funds                                                          (2)             --
       Proceeds from issuance of common stock                                                       108             161
       Dividends on common stock                                                                   (727)           (530)
       Purchases of treasury stock                                                               (3,439)         (3,092)
                                                                                              ---------        --------
       Net cash provided by financing activities                                                 29,915          10,316
                                                                                              ---------        --------
Net increase in cash and cash equivalents                                                        (4,106)         (2,314)
Cash and cash equivalents at beginning of period                                                 17,317          10,099
                                                                                              ---------        --------
Cash and cash equivalents at end of period                                                      $13,211          $7,785
                                                                                              =========        ========
Supplemental disclosure of cash flow information:
   Cash paid during period for:
       Interest                                                                                  $7,401         $10,051
       Income taxes                                                                              $2,232          $1,697
       Loans transferred to Other Real Estate Owned                                                $113              --
       Life insurance policies transferred to Rabbi Trust                                          $434              --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                           Accumulated
                                                                               Additional                    Other
                                                                    Common      Paid-in        Retained   Comprehensive   Unearned
                                                                    Stock       Capital        Earnings   Income (Loss)  ESOP Shares
                                                                   -----------------------------------------------------------------
Balance at March 31, 2002                                            $25       $ 49,657        $ 28,896        $448       $(2,015)
 3 for 1 stock split, additional shares
   outstanding (1)                                                    51            (51)           --           --           --
  Net Income                                                          --           --             3,832         --           --
Net change in unrealized gain on available
  for sale securities, net of tax effect                              --           --              --           463          --
     Comprehensive income                                             --           --              --           --           --
  Purchase of treasury stock, 195,745 shares (1)                      --           --              --           --           --
  Exercise of stock options issued from treasury stock, 18,000 (1)    --            (36)           --           --           --
  Dividends paid, $0.1467 per share (1)                               --           --              (727)        --           --
  Issuance of stock incentive plan shares                             --            (18)           --           --           --
  Tax benefit on expense of stock-based incentive plan                --             64            --           --           --
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002 (Unaudited)                            $76       $ 49,616        $ 32,001        $911       $(2,015)
====================================================================================================================================

Balance at March 31, 2001                                            $25       $ 49,275        $ 24,382        $617       $(2,420)
 3 for 1 stock split, additional shares
   outstanding (1)                                                    51            (51)           --           --           --
  Net Income                                                          --           --             2,441         --           --
Net change in unrealized gain on available
  for sale securities, net of tax effect                              --           --              --           189          --
     Comprehensive income                                             --           --              --           --           --
  Purchase of treasury stock, 251,259 shares (1)                      --           --              --           --           --
  Exercise of stock options issued from treasury stock, 27,072 (1)    --            (59)           --           --           --
  Dividends paid, $0.10 per share (1)                                 --           --              (530)        --           --
  Issuance of stock incentive plan shares                             --            (18)           --           --           --
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001 (Unaudited)                            $76       $ 49,147        $ 26,293        $806       $(2,420)
====================================================================================================================================

                                                                        Unearned
                                                                       Stock-based                     Total
                                                                      Incentive Plan   Treasury     Stockholders'
                                                                         Shares          Stock         Equity
                                                                   --------------------------------------------
Balance at March 31, 2002                                               $  (812)       $(21,168)       $ 55,031
 3 for 1 stock split, additional shares
   outstanding (1)                                                         --              --              --
  Net Income                                                               --              --              --
Net change in unrealized gain on available
  for sale securities, net of tax effect                                   --              --              --
     Comprehensive income                                                  --              --             4,295
  Purchase of treasury stock, 195,745 shares (1)                           --            (3,439)         (3,439)
  Exercise of stock options issued from treasury stock, 18,000 (1)         --               144             108
  Dividends paid, $0.1467 per share (1)                                    --              --              (727)
  Issuance of stock incentive plan shares                                   150            --               132
  Tax benefit on expense of stock-based incentive plan                     --              --                64
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002 (Unaudited)                               $  (662)       $(24,463)       $ 55,464
===============================================================================================================

Balance at March 31, 2001                                               $(1,208)       $(16,911)       $ 53,760
 3 for 1 stock split, additional shares
   outstanding (1)                                                         --              --              --
  Net Income                                                               --              --              --
Net change in unrealized gain on available
  for sale securities, net of tax effect                                   --              --              --
     Comprehensive income                                                  --              --             2,630
  Purchase of treasury stock, 251,259 shares (1)                           --            (3,092)         (3,092)
  Exercise of stock options issued from treasury stock, 27,072 (1)         --               220             161
  Dividends paid, $0.10 per share (1)                                      --              --              (530)
  Issuance of stock incentive plan shares                                   150            --               132
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001 (Unaudited)                               $(1,058)       $(19,783)       $ 53,061
===============================================================================================================


(1) Share amounts have been adjusted to reflect a 3 for 1 stock split on September 3, 2002.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

(1)   Organization

      Bay State Bancorp, Inc. (the "Company" or "Bay State") was incorporated under the laws of Delaware in October 1997 for the purpose of serving as the holding company of Bay State Federal Savings Bank (the "Bank") as part of the Bank's conversion from a mutual to a stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS") and the Securities and Exchange Commission (the "SEC"). Prior to the Conversion, Bay State had not engaged in any material operations.

(2)   Accounting Principles

      The accompanying unaudited condensed consolidated financial statements of Bay State have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended March 31, 2002 and Form 10-Q for the period ended June 30, 2002, filed with the SEC.

      The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)   Stock Split

      On July 25, 2002, the Board of Directors declared a 3 for 1 split of the shares of the Company's common stock in the form of a 200% stock dividend. The additional shares to stockholders of record as of August 19, 2002 were distributed on or about September 3, 2002. In the accompanying financial statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operation, the computation of basic and fully diluted earnings per share have been adjusted retroactively for all periods presented to reflect the stock split. In addition, other per share data in the financial statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operation have been adjusted to reflect the stock split.

(4)   Stock Repurchase Program

      The Company also announced on July 31, 2002 that its Board of Directors approved an additional repurchase of 5%, or 243,633 shares of its outstanding common stock. As of November 8, 2002, approximately 172,800 shares have been repurchased under this program, at an average price of $17.49.

(5)   Impact of New Accounting Standards

      FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinded SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after September 15, 2000. The effect of this Statement did not have a material impact on the Company's financial position or result of operations.

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

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, FASB Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of FASB Statement No. 147. In addition, FASB Statement No. 147 amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets that are held and used.

      Paragraph 5 of FASB Statement No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer -relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. The Company does not expect that there will be any substantial impact on the Company's consolidated financial statements on adoption of this Statement.

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

General

      The Company owns all of the outstanding shares of the Bank. The Company has no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the condensed consolidated financial statements and notes thereto, related primarily to the Bank. The Bank is a federally chartered savings bank and is subject to regulation and examination by the OTS. The Bank's business activities are concentrated in Eastern Massachusetts through six full service retail banking offices located in Norfolk and Suffolk Counties, Massachusetts. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Bank invests in residential first mortgages, commercial and multi-family real estate loans, home equity lines of credit, other consumer loans, residential construction loans, development and land loans and commercial loans. Lending operations, particularly loan originations, are conducted from the retail offices and at the point of sale. Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

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

Comparison of Financial Condition at September 30, 2002 and March 31, 2002 (Unaudited)

      Total assets at September 30, 2002 were $563.5 million, compared to $528.7 million at March 31, 2002, an increase of $34.8 million, or 6.6%. Net loans receivable, including mortgage loans held for sale, increased $39.1 million, or 8.8%, primarily in residential one-to four-family loans, commercial real estate and construction loans as a result of the increased level of loan originations during the period. Short-term investments, which consist of monies invested in the Bank Investment Fund, decreased $3.2 million. The increase in assets was funded primarily from a $27.7 million, or 8.4%, increase in deposits, and a $6.3 million, or 4.6%, increase in Federal Home Loan Bank ("FHLB") advances. The increase in deposits, particularly core deposit products, was a result of increased marketing and sales efforts and continued customer migration to bank deposits from financial markets. Total stockholders' equity was $55.5 million, or 9.84% of total assets at September 30, 2002, an increase of $433,000, or 0.79%, from $55.0 million, or 10.41% of total assets, at March 31, 2002. The increase in equity was the result of the net income of $3.8 million for the period, an increase in the market value of investment securities classified as available-for-sale, and a reduction in the stock-based benefit plans offset by the repurchase of 177,745 shares of treasury stock at a cost of $3.3 million and the payment of dividends. On September 3, 2002, the Company issued additional shares of common stock pursuant to a three-for-one stock split in the form of a 200% stock dividend that had been declared by the Board of Directors on July 25, 2002. The Company's book value per share at September 30, 2002 was $12.46, compared to $11.88 at March 31, 2002, an increase of 4.9%.

Investments

      Short-term investments were $3.2 million at September 30, 2002, consisting primarily of funds invested in the Bank Investment Fund. This represents a decrease of $3.2 million from the $6.4 million at March 31, 2002. Investment securities available-for-sale decreased $583,000, or 1.7%, due to a decrease in mortgage-backed securities from principal pay-downs.

      The Company's investment portfolio at September 30, 2002 reflects a pre-tax unrealized gain on available-for-sale securities of $1.9 million, compared to $1.2 million at March 31, 2002.

      The table below shows the investment securities portfolio at the dates presented. The amortized cost and estimated fair value of investments available-for-sale were:

                                          September 30, 2002    March 31, 2002
                                          ------------------  ------------------
                                          Amortized   Fair    Amortized   Fair
                                            Cost      Value     Cost      Value
                                          ---------  -------  ---------  -------
                                                  (Dollars in thousands)

  Marketable equity securities              $8,166    $9,265    $8,045    $9,316

  Mortgage-backed securities                 5,567     5,820     6,977     7,087

  Trust preferred equity securities         10,599    11,191    10,599    10,754

  Corporate bonds and notes                  6,456     6,445     6,454     6,240

  Preferred stocks                           1,500     1,500     1,500     1,407
                                           -------   -------   -------   -------

Total                                      $32,288   $34,221   $33,575   $34,804
                                           =======   =======   =======   =======

      The amortized cost and estimated market values of investments held-to-maturity were:

                                                    September 30, 2002     March 31, 2002
                                                   -------------------  --------------------
                                                   Amortized    Fair    Amortized     Fair
                                                     Cost       Value      Cost      Value
                                                   --------   --------   --------   --------
                                                             (Dollars in thousands)
Mortgage-backed  and mortgage-related securities   $    141   $    141   $    177   $    177
                                                   --------   --------   --------   --------

Total Mortgage-backed and mortgage related

Securities                                         $    141   $    141   $    177   $    177
                                                   ========   ========   ========   ========

Loans

      During the six-month period ended September 30, 2002, net loans receivable, including mortgage loans held for sale, increased by $39.1 million, or 8.8%, as detailed below:


                                                                                                       % of
                                                    September 30,   % of total      March 31,          total
                                                        2002           Loans           2002            Loans
                                                        ----           -----           ----            -----
                                                                      (Dollars in thousands)
Mortgage loans:
         Residential 1 - 4 family                     $204,145         40.95%        $187,801           40.89%
         Multi-family                                  103,346         20.73          102,440           22.30
         Commercial real estate                        132,590         26.59          117,341           25.55
         Construction and development/land              29,868          5.99           24,361            5.31
                                                      --------        ------         --------          ------
              Total mortgage loans                     469,949         94.26          431,943           94.05
Commercial loans                                        12,807          2.57           11,564            2.52
Consumer loans:
         Equity lines                                   11,318          2.27           11,939            2.60
         Other consumer loans                            4,500          0.90            3,830            0.83
                                                      --------        ------         --------          ------
              Total loans                              498,574        100.00%         459,276          100.00%
                                                                      ======                           ======
Deduct:
         Allowance for loan losses                       4,748                          4,535
         Undisbursed proceeds of construction
                   and development loans in process      9,493                          8,933
         Unearned income, net                               60                            261
                                                      --------                       --------
              Loans, net                               484,273                        445,547
                                                      --------                       --------
         Mortgage loans held-for-sale                    1,215                            813
                                                      --------                       --------
Loans, net and mortgage loans held-for-sale           $485,488                       $446,360
                                                      ========                       ========

      At September 30, 2002 loans serviced for others was $38.8 million, compared to $33.0 million at March 31, 2002.

Asset Quality

      At September 30, 2002, non-performing loans totaled $146,000, an increase of $37,000, or 33.9%, from $109,000 at March 31, 2002. Non-performing loans consist of all loans that are delinquent 90 days or more. The Bank had no other real estate owned at September 30, 2002 and at March 31, 2002. At September 30, 2002 and March 31, 2002, non-performing assets represented 0.03% and 0.02% of total loans and loans receivable, net, respectively.

      The composition of non-performing assets for the dates presented was:


                                                   September 30,       March 31,
                                                 2002        2001        2002
                                               --------    --------    --------
                                                   (Dollars in thousands)
Non-accrual loans:
        Mortgage Loans:
         One-to-four-family                    $    146    $     19    $    109
         Multi-family                                --          --          --
         Commercial real estate                      --          --          --
         Construction and development                --          --          --
                                               --------    --------    --------
            Total mortgage loans                    146          19         109
                                               --------    --------    --------
        Consumer Loans:
         Equity lines                                --          40          --
         Other consumer loans                        --          --          --
                                               --------    --------    --------
            Total consumer loans                     --          40          --
                                               --------    --------    --------
            Total non-accrual loans                 146          59         109
Real estate owned, net                               --          --          --
                                               --------    --------    --------
Total non-performing assets                    $    146    $     59    $    109
                                               ========    ========    ========
Non-performing assets as a percentage of:
         Loans receivable, net                     0.03%       0.01%       0.02%
         Total assets                              0.03        0.01        0.02

The following represents the activity in the allowance for loan losses for the six months ended September 30, 2002:

                                                       (Dollars in thousands)
         Balance at March 31, 2002                            $4,535
         Provision for loan losses                               150
         Losses charged to allowance                             (2)
         Recoveries                                               65
                                                              ------
         Balance at September 30, 2002                        $4,748
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

      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb any losses inherent in its loan portfolio at September 30, 2002, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover potential loan losses incurred by the Company or that any adjustments to the allowance for loan losses will not be necessary if economic conditions and actual loss experience differs from those assumed by management in determining the current level of the allowance for loan losses.

Deposits and Borrowed Funds

      Deposits increased during the six-month period ending September 30, 2002, as detailed below:

                                                  % of                  % of
                                     September    total     March 31,   total
                                     30, 2002   deposits      2002     deposits
                                     --------   --------    --------   --------
                                                 (Dollars in thousands)

Regular savings accounts             $ 37,820      10.62%   $ 29,810       9.07%
NOW accounts                           44,128      12.38      34,570      10.52
Money market accounts                 132,690      37.24     128,932      39.24
Non-interest bearing deposits          23,620       6.63      17,951       5.46
                                     --------   --------    --------   --------
                                      238,258      66.87     211,263      64.29
Term deposits                         118,030      33.13     117,363      35.71
                                     --------   --------    --------   --------
         Total deposits              $356,288     100.00%   $328,626     100.00%
                                     ========   ========    ========   ========

      The increase in deposits, particularly in core deposit products, was a result of increased marketing and sales efforts and continued customer migration to bank deposits from financial markets.

      During the period, FHLB advances increased $6.3 million, or 4.6%, and other borrowed funds, consisting of federal funds purchased decreased $2,000, or ..07%.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001.

General

      Consolidated net income for the three months ended September 30, 2002 totaled $1.9 million, or $0.43 basic earnings per share and $0.39 fully diluted earnings per share, compared to $1.3 million, or $0.26 per basic earnings per share and $0.25 fully diluted per share, for the same period last year. This represents an increase of $668,000, or 52.4%, in net income, a $0.16, or 61.7%, increase in basic earnings per share and a $0.14, or 56.9%, increase in fully diluted earnings per share. The increase was primarily a result of higher net interest income due to an increase in the average balance of interest earning assets, a decrease in deposit interest expense due to the growth in lower-costing core deposits, a reduction in interest on borrowed funds due to the lower cost of borrowings offset in part by higher income taxes and a slight increase in non-interest expense.

Interest Income

      Interest income for the three months ended September 30, 2002 increased $313,000, or 3.3%, to $9.8 million, compared to $9.5 million for the same period last year. The increase in interest income was primarily due to an increase of $366,000, or 4.2%, in loan interest income a net result of the increase in loans receivable, offset in part, by a reduction in the yield on the portfolio. Offset by a reduction of interest on investments totaling $53,000, or 7.5%, over the same period last year due to a decline in the average balance of and yields on the investment portfolio. The average balance of interest-earning assets increased from $467.8 million for the quarter ended September 30, 2001 to $518.2 million for the quarter ended September 30, 2002, an increase of $50.4 million, or 10.8%. The increase in the average balance of interest-earning assets was primarily a net result of an increase in the average balance of loans, net of $46.2 million, or 10.9%. The yield on interest-earning assets decreased 55 basis points to 7.55%, due to the lower market interest rate environment.

Interest Expense

      Interest expense for the three months ended September 30, 2002 decreased $1.1 million, or 22.7%, to $3.7 million compared to $4.8 million for the same period last year. The decrease in interest expense was the net result of a $45.0 million, or 10.7%, increase in the average balance of interest-bearing liabilities which increased from $420.2 million for the three months ended September 30, 2002 to $465.2 million for the three months ended September 30, 2002, and a decrease of 137 basis points in the cost of interest-bearing liabilities to 3.17%, from 4.54%. The increase in the average balance of interest-bearing liabilities was primarily a net result of an increase in the average balance of lower costing core deposits of $42.4 million, or 27.1%, a decrease in the average balance of higher costing certificates of deposits of $6.0 million, or 4.7%, and an increase in the average balance of FHLB advances of $8.5 million, or 6.3%. Although the average balance of interest bearing liabilities increased, the decrease in interest expense was attributable to the lower market interest rate environment, deposit growth being in lower costing core deposits, the reduction and repricing of maturing certificates of deposit at current lower interest rate levels, along with the reduction and repricing of FHLB advances to lower interest rate levels.

Net interest income

      The table below shows average balances and the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented. The average balances are derived from daily averages and the average yields and costs are annualized:

For the three months ended September 30,             2002                              2001
                                                   -------                            -------
                                                   Interest                           Interest
                                        Average    Income/       Yield/    Average    Income/       Yield/
                                        balance    expense        rate     balance    expense        rate
                                        -------    -------       ------    -------    -------        ----
                                                              (Dollars in thousands)
Assets
Interest-earning assets:
Short-term investments                 $  2,223    $      9        1.62%   $  1,639   $     15       3.66%
Interest-earning deposits                   769           4        2.08         769          8       4.16
Taxable investment securities            32,292         509        6.30      24,925        459       7.37
Mortgage backed & related securities     11,877         128        4.31      15,687        221       5.64
Loans (net of unearned income)          470,996       9,134        7.76     424,761      8,768       8.26
                                       --------    --------                --------   --------
Total interest-earning assets           518,157       9,784        7.55     467,781      9,471       8.10
                                                   --------                           --------
Non interest-earning assets              35,253                              33,480
                                       --------                            --------
      Total                            $553,410                            $501,261
                                       ========                            ========
Liabilities and Equity
Interest-bearing liabilities:
      Now accounts                     $ 43,624    $    173        1.59%   $ 28,115   $     62       0.88%
      Regular savings accounts           34,008          90        1.06      27,523        105       1.53
      Money market accounts             121,314         743        2.45     100,904        938       3.72
      Certificate accounts              121,325       1,103        3.64     127,322      1,708       5.37
                                       --------    --------                --------   --------
Total interest-bearing deposits         320,271       2,109        2.63     283,864      2,813       3.96
      FHLB advances                     142,746       1,574        4.41     134,292      1,940       5.65
      Other borrowings                    2,176           9        1.65       2,000         20       3.91
                                       --------    --------                --------   --------
Total interest-bearing liabilities      465,193       3,692        3.17     420,156      4,773       4.54
                                                   --------                           --------
            Demand deposits              21,126                              14,755
             Other liabilities           11,017                              12,280
      Equity                             56,074                              54,070
                                       --------                            --------
      Total                            $553,410                            $501,261
                                       ========                            ========
Net interest income                                $  6,092                           $  4,698
                                                   ========                           ========
Interest rate spread                                               4.38%                             3.56%
                                                               ========                          ========
Net interest margin                                                4.70%                             4.02%
                                                               ========                          ========

Provision for Loan Losses

      Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for loan losses totaled $75,000 for the quarter ended September 30, 2002, compared to $75,000 for the same period last year. The same provision was charged to operations in the second quarter of fiscal 2003, compared to the second quarter of fiscal 2002, even though loan growth was stronger in fiscal 2003, because a larger percentage of the loan growth in fiscal 2003 was in lower risk one-to-four family loans.

      The provision also reflects management's analysis of the overall portfolio mix and the current level of non-performing loans and delinquency trends, which continued to remain at relatively low levels during the period. The Company may add to the provision for loan losses to support any loan portfolio expansion and change in non-performing loan levels, as considered necessary by management.

Non-interest income

      Total non-interest income, net of gains and losses on investments and trading securities, was $349,000 for the quarter ended September 30, 2002, compared to $289,000 for the same period last year, an increase of $60,000, or 20.8%, for the three months ended September 30, 2002. These increases were primarily a result of additional fees on loan and deposit accounts due to the increased number of accounts and an increase in the gain on sale of loans due to a higher level of loan sales. The increased level of loan sales was a result of the increased level of fixed rate residential loan originations due to the current interest rate levels. The Bank sells all fixed rate residential loans greater than fifteen years, to reduce its exposure to interest rate risk. In addition, the Company recognized a net loss of $10,000 for the three month period ended September 30, 2002, in gains and losses on trading and investment securities, compared to a gain of $10,000 for the three month period ended September 30, 2001. These gains and losses represent the changes in the market value of the assets supporting certain employee benefit plans and the sale of available-for-sale equity securities.

Non-interest expense

      Total non-interest expense was $3.1 million for the quarter ended September 30, 2002, compared to $2.8 million for the same period last year, an increase of $323,000, or 11.4%. Total salaries and benefits increased $302,000, or 17.5%, primarily the result of the increased number of employees and an increase in the costs associated with the Bank's ESOP due to the increased stock price. Occupancy and equipment expense totaled $451,000, compared to $417,000 for the same period last year, an increase of $34,000, or 8.2%. This increase was the result of the increased level of depreciation on building and leasehold improvements and an increase in utility and maintenance costs of the Bank's various locations. Advertising expense totaled $118,000, compared to $128,000 for the same period last year, a decrease of $10,000, or 7.8%, primarily a result of decreased spending in media advertising and special product promotions offered during the same period last year. Data processing expense increased $2,000, or 1.7%, as a result of the increased level of deposit and loan accounts. Other expenses including professional fees decreased $5,000, or 1.2%.

Income Taxes

      For the quarter ended September 30, 2002, income taxes of $1.3 million were provided on income before tax of $3.2 million for an effective rate of 39.5%, compared to income taxes of $826,000 on income before taxes of $2.1 million for an effective rate of 39.3%, for the same period last year.

Comparison of Operating Results for the Six Months Ended September 30, 2002 and 2001

General

      Consolidated net income for the six months ended September 30, 2002 totaled $3.8 million, or $0.83 basic and $0.77 fully diluted earnings per share, compared to $2.4 million, or $0.50 basic and $0.47 fully diluted earnings per share, for the same period last year. This represents an increase of $1.4 million, or 57.0% in net income, a $0.33, or 66.4%, increase in basic earnings per share, and $0.29, or 61.5%, increase in fully diluted earnings per share. The increase was primarily a result of higher net interest income due to an increase in the average balance of interest earning assets, a decrease in deposit interest expense due to the growth in lower-costing core deposits, a reduction in interest on borrowed funds due to the lower cost of borrowings offset in part by higher income taxes and a slight increase in non-interest expense.

Interest Income

      Interest income for the six months ended September 30, 2002 increased $293,000, or 1.5%, to $19.3 million, compared to $19.0 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, specifically loans receivable. The average balance of interest-earning assets increased from $463.5 million for the six months ended September 31, 2001 to $508.3 million for the six months ended September 30, 2002, an increase of $44.8 million, or 9.7%. The increase in the average balance of interest-earning assets was the result of increases in the average balance of loans receivable, net, of $41.6 million, or 9.9%, and of taxable investment securities of $7.6 million, or 30.9%, offset by a decrease in the average balance of mortgage-backed securities of $4.6 million, or 27.4%. The yield on interest-earning assets decreased 61 basis points, to 7.60%, primarily due to the lower interest rate environment.

Interest Expense

      Interest expense for the six months ended September 30, 2002 decreased $2.5 million, or 25.4%, to $7.4 million, compared to $9.8 million for the same period last year. During the period, the average balance of interest-bearing liabilities increased $38.7 million, or 9.3%, from $417.9 million for the six months ended September 30, 2001 to $456.5 million for the six months ended September 30, 2002. The increase in the average balance of interest-bearing liabilities was primarily the result of an increase in the average balance of deposits totaling $41.1 million, or 15.1%, offset by a decrease in the average balance of FHLB advances of $2.6 million, or 1.8%. Although the average balance of interest bearing liabilities increased, due to the lower market interest rate levels, and the ability to replace the FHLB advances with lower costing core deposit accounts, the cost of liabilities decreased 144 basis points to 3.22%.

Net interest income

      The table below shows average balances and the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented. The average balances are derived from daily averages and the average yields and costs are annualized:


For the six months ended September 30,              2002                               2001
                                                   -------                            -------
                                                   Interest                           Interest
                                        Average    Income/       Yield/    Average    Income/       Yield/
                                        balance    expense        rate     balance    expense        rate
                                        -------    -------       ------    -------    -------        ----
                                                             (Dollars in thousands)
Assets

Interest-earning assets:
 Short-term investments                 $  1,994    $     16        1.60%   $  1,831   $     32       3.50%
 Taxable investment securities            32,397       1,028        6.35      24,758        909       7.34
 Interest-earning deposits                   769           8        2.08         769         18       4.68
 Mortgage-backed & related securities     12,090         262        4.33      16,662        490       5.88
 Loans, net of unearned income           461,028      18,009        7.81     419,476     17,581       8.38
                                        --------    --------                --------   --------
Total interest-earning assets            508,278      19,323        7.60     463,496     19,030       8.21
                                                    --------                           --------
Non interest-earning assets               36,377                              32,994
                                        --------                            --------
  Total                                 $544,655                            $496,490
                                        ========                            ========
Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                          $ 38,137         249        1.31%   $ 27,655        125       0.90%
  Regular savings accounts                31,884         172        1.08      27,389        239       1.75
  Money market accounts                  122,036       1,500        2.46      91,514      1,840       4.02
  Certificate accounts                   121,204       2,229        3.68     125,640      3,446       5.49
                                        --------    --------                --------   --------
Total interest-bearing deposits          313,261       4,150        2.65     272,198      5,650       4.15
  FHLB advances                          141,050       3,181        4.51     143,655      4,154       5.72
  Other Borrowings                         2,224          19        1.71       2,000         45       4.45
                                        --------    --------                --------   --------
Total interest-bearing liabilities       456,535       7,350        3.22     417,853      9,849       4.66
                                                    --------                           --------
  Demand deposits                         20,086                              13,215
  Other liabilities                       11,995                              11,400
  Equity                                  56,039                              54,022
                                        --------                            --------
  Total                                 $544,655                            $496,490
                                        ========                            ========

Net interest income                                 $ 11,973                           $  9,181
                                                    ========                           ========

Interest rate spread                                                4.38%                             3.55%
                                                                ========                          ========

Net interest margin                                                 4.71%                             3.96%
                                                                ========                          ========

Provision for Loan Losses

      The provision for loan losses totaled $150,000 for the six months ended September 30, 2002, compared to $137,000 for the same period last year. The provision for the six months ended September 30, 2002 was made based upon loan portfolio trends, specifically continued loan growth in loan types and concentrations without a higher risk of default, and the stronger rate of loan portfolio growth for the period. The provision also reflects management's consideration of the current level of non-performing loans during the period, which was 0.03% of total loans at September 30, 2002.

Non-interest income

      Total non-interest income, net of gains and losses on investment activities and trading securities, was $688,000 for the six months ended September 31, 2002, compared to $602,000 for the same period last year, an increase of $86,000, or 14.3%. The increase was primarily a result of increases in fees on loans and deposit accounts due to the increased number of deposit accounts and from the gains on sales of loans as mentioned in the quarterly results. In addition, the Company recognized a net loss of $26,000 for the six-month period in gains and losses on trading and investment securities compared to a net gain of $79,000 for the same period last year. These gains and losses represent the changes in the market value of the assets supporting certain employee benefit plans and the sale of certain equity securities available-for-sale. During the September 30, 2002 period, the Company also recognized a $30,000 loss on the disposal of fixed assets associated with the write-off of leasehold improvements in a branch office that was relocated.

Non-interest expense

      Total non-interest expense was $6.2 million for the six months ended September 30, 2002, compared to $5.7 million for the same period last year, an increase of $508,000, or 8.9%. Total salaries and benefits increased $489,000, or 13.8%, primarily the result of the increased number of employees, a general increase in salaries and benefits and the greater expense associated with the Bank's ESOP, due the Company's increased stock price. Occupancy and equipment expense increased $57,000, or 7.0%, due to the increased level of depreciation on improvements and utility costs associated with the retail and administrative areas of the Bank. Advertising expense totaled $214,000 compared to $281,000 for the same period last year, a decrease of $67,000, or 23.8%, primarily as a result of special promotions and the introduction of new deposit products and retail services last fiscal year. Data processing costs increased $12,000, or 5.3%, due to the higher level of deposits and loans serviced by the Bank. Other expenses, including professional fees, increased $17,000, or 2.0%.

Income Taxes

      For the six months ended September 30, 2002 income taxes of $2.4 million were provided on net income before tax of $6.3 million for an effective rate of 38.9%, compared to $1.6 million on income before taxes of $4.0 million for an effective rate of 39.2%, for the same period last year.

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

Gap Analysis

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." Assets and liabilities are said to be interest rate sensitive within a specific time period if they will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2002, the Company's cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a negative 16.90%, compared to a negative 18.3% at March 31, 2002. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.

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

      The decrease in liability sensitivity from March 31, 2002, was a result of the decline in interest-bearing liabilities, primarily certificate accounts and FHLB advances repricing within one year.

                                                                       More          More        More
                                                                       than          than        than
                                                                      1 Year        3 Years     5 Years      Greater
                                                        1 Year          to            to          to           than         Total
                                                        or Less       3 Years       5 Years     15 Years     15 Years       Amount
                                                       -----------------------------------------------------------------------------
                                                                          (Dollars in thousands)

Interest-earning assets:
 Short-term investments ............................   $   3,169     $      --     $      --    $      --    $      --     $   3,169
 Investment in B.O.L.I .............................       8,852            --            --           --           --         8,852
 Taxable investment Securities .....................      11,933           497           959       13,332           --        26,721
 Mortgage-backed securities ........................          --            --            --        1,825        3,883         5,708
 Stock in FHLB-Boston ..............................       8,455            --            --           --           --         8,455
 Loans (1) .........................................     100,559        61,156       200,993      112,380       13,787       488,875
                                                       ---------     ---------     ---------    ---------    ---------     ---------
    Total interest-earning assets ..................   $ 132,968     $  61,653     $ 201,952    $ 127,537    $  17,670     $ 541,780
                                                       =========     =========     =========    =========    =========     =========
Interest-bearing liabilities:
 Money market accounts .............................   $ 106,152     $  19,904     $   6,634    $      --          $--     $ 132,690
 Regular savings accounts ..........................       5,669        11,348        11,348        9,455           --        37,820
 NOW accounts ......................................       2,206         4,413         4,413       11,032       22,064        44,128
 Certificate accounts ..............................      81,209        25,847        10,974           --           --       118,030
 Other borrowed funds ..............................       2,900            --            --           --           --         2,900
 FHLB advances .....................................      30,035        38,421        20,000       55,000           --       143,456
                                                       ---------     ---------     ---------    ---------    ---------     ---------
    Total interest-bearing .........................   $ 228,171     $  99,933     $  53,369    $  75,487    $  22,064     $ 479,024
                                                       =========     =========     =========    =========    =========     =========
Interest-earning assets less
 interest-bearing liabilities ......................   $ (95,203)    $ (38,280)    $ 148,583    $  52,050    $  (4,394)    $  62,756
                                                       =========     =========     =========    =========    =========     =========
Cumulative interest-rate sensitivity gap ...........   $ (95,203)    $(133,483)    $  15,100    $  67,150    $  62,756
                                                       =========     =========     =========    =========    =========
Cumulative interest-rate gap as
 a percentage of total assets ......................      (16.90)%      (23.69)%        2.68%       11.92%       11.14%
Cumulative interest-rate gap as
 a percentage of total interest-
 earning assets ....................................      (17.57)%      (24.64)%        2.79%       12.39%       11.58%
Cumulative interest-earning
 assets as a percentage of
 cumulative interest-bearing
 liabilities .......................................       58.28%        59.32%       103.96%      114.69%      113.10%

----------

(1)   Excludes nonaccrual loans.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within ninety days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in Internal Controls

      The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

Item 4 - Submission of Matters to a Vote of Security Holders

      On July 24, 2002, the Company held its Annual Meeting of Shareholders. At that meeting the following items were brought before the shareholders for a vote and the results were as indicated.

1. Election of Directors

                                     For           %       Withheld       %
                                     ----          -       --------       -
         John F. Murphy            1,505,835      99.0      15,592       1.0
         Leo F. Grace              1,519,247      99.9       2,180       0.1
         Richard F. Hughes         1,519,238      99.9       2,189       0.1

2. The ratification of the appointment of Shatswell, MacLeod & Company, P.C. as independent auditors for Bay State Bancorp, Inc. for the fiscal year ending March 31, 2003.

         For             %       Against       %       Abstained       %
         ----            -       -------       -       ---------       -
         1,505,020     98.9       2,062       0.1       14,345        0.9

Item 5 - Other Information

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.1   Certificate of Incorporation of Bay State Bancorp, Inc. *
            3.2   Amended and Restated Bylaws of Bay State Bancorp, Inc. **
            4.0   Stock Certificate of Bay State Bancorp, Inc. *
            11.0  Computation of per share earnings (filed herewith)
            99.1  Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

* Incorporated herein by reference from the exhibits to Form SB-2 registration statement as amended, Registration No. 333-40115

** Incorporated herein by reference from the registrants Form 10-KSB, as filed with the Securities and Exchange Commission on June 14, 1999.

      (b)   Reports on Form 8-K

      On July 29, 2002, Bay State Bancorp, Inc. filed a Form 8-K announcing the declaration of a three-for-one stock split, in the form of a 200% stock dividend, payable on September 3, 2002 to stockholders of record as of August 19, 2002. A press release announcing the three-for-one stock split was filed by Exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Bay State Bancorp, Inc.


November 12, 2002                   \s\ John F. Murphy
----------------------              --------------------------------------------
Date                                John F. Murphy
                                    Chairman, President, and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


November 12, 2002                   \s\ Michael O. Gilles
----------------------              --------------------------------------------
Date                                Michael O. Gilles
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                  CERTIFICATION

I, John F. Murphy, certify, that:

      1. I have reviewed this quarterly report on Form 10-Q of Bay State Bancorp, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002          \s\John F. Murphy
                                 --------------------------
                                 Chairman, President and Chief Executive Officer

                                  CERTIFICATION

I, Michael O. Gilles, certify, that:

      1. I have reviewed this quarterly report on Form 10-Q of Bay State Bancorp, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002        \s\Michael O. Gilles
                               -----------------------------------
                               Senior Vice President and Chief Financial Officer