Form 10-Q
period 2002-12-31
BAY STATE BANCORP INC
filed 2003-02-13
CIK 1048767

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002
                                       or

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

      The number of shares of common stock, par value $0.01, outstanding as of February 7, 2003 was 4,973,585.

                    BAY STATE BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION.................................................................................   1
  Item 1 - Condensed Consolidated Financial Statements (unaudited).............................................   1
    Condensed Consolidated Balance Sheets - December 31, 2002 and March 31, 2002...............................   1
    Condensed Consolidated Income Statements - For the three and nine months ended
    December 31, 2002 and 2001 ................................................................................   2
    Condensed Consolidated Statements of Cash Flows - For the nine months ended December 31, 2002
    and 2001...................................................................................................   3
    Condensed Consolidated Statements of Changes in Stockholders' Equity -
    For the nine months ended December 31, 2002 and 2001.......................................................   4
    Notes to Unaudited Condensed Consolidated Financial Statements for the Period Ended
    December 31, 2002..........................................................................................   5

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............   7

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk..........................................  19

  Item 4 - Controls and Procedures.............................................................................  21

PART II - OTHER INFORMATION....................................................................................  22
  Item 1 - Legal Proceedings...................................................................................  22
  Item 2 - Changes in Securities and Use of Proceeds...........................................................  22
  Item 3 - Defaults Upon Senior Securities.....................................................................  22
  Item 4 - Submission of Matters to a Vote of Security Holders.................................................  22
  Item 5 - Other Information...................................................................................  22
  Item 6 - Exhibits and Reports on Form 8-K....................................................................  23

  SIGNATURES...................................................................................................  24
  CERTIFICATIONS...............................................................................................  25
  EXHIBITS.....................................................................................................  27
    Computation of per share earnings - Exhibit 11.............................................................  27
    Certifications of Chief Executive Officer and Chief Financial Officer - Exhibit 99.1.......................  28

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

                    Bay State Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                           December 31,   March 31,
                                                                              2002           2002
                                                                            ---------     ---------
ASSETS                                                                             (Unaudited)
Cash, due from banks and interest bearing deposits with other banks         $  10,952     $  10,978
Short-term investments                                                         12,481         6,339
                                                                            ---------     ---------
         Cash and Cash Equivalents                                             23,433        17,317
Investments in available-for-sale securities (at fair value)                   33,671        34,804
Investments in held-to-maturity securities (fair values of $123 and $177)         123           177
Stock in Federal Home Loan Bank of Boston                                       8,455         8,455
Loans receivable, net                                                         505,889       445,547
Mortgage loans held for sale                                                    1,120           813
Accrued interest receivable                                                     3,207         3,256
Premises and equipment, net                                                     3,180         3,036
Deferred tax asset, net                                                         2,507         2,675
Investment in bank owned life insurance                                         8,947         8,643
Other assets                                                                    6,336         3,992
                                                                            ---------     ---------
                Total assets                                                $ 596,868     $ 528,715
                                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits                                                           $ 368,209     $ 328,626
         Federal Home Loan Bank Advances                                      159,803       137,143
         Other borrowed funds                                                   2,901         2,902
         Accrued expenses and other liabilities                                 7,753         5,013
                                                                            ---------     ---------
                 Total liabilities                                            538,666       473,684
                                                                            ---------     ---------
Stockholders' equity:
         Common stock, par value $.01 per share,
                 7,605,696 shares issued (1)                                       76            76
         Additional paid-in capital                                            51,634        49,606
         Retained earnings                                                     33,563        28,896
         Accumulated other comprehensive income                                   995           448
            Less: Unearned ESOP shares                                         (2,015)       (2,015)
               Unearned 1998 Stock-Based Incentive Plan shares                   (490)         (812)
                    Treasury stock, 2,702,336 and 2,660,073 shares (1)        (25,561)      (21,168)
                                                                            ---------     ---------
                 Total stockholders' equity                                    58,202        55,031
                                                                            ---------     ---------
                          Total liabilities and stockholders' equity        $ 596,868     $ 528,715
                                                                            =========     =========

Equity-to-asset ratio                                                            9.75%        10.41%
Book value per share (1)                                                    $   12.68     $   11.88

(1) Share amounts have been adjusted to reflect a 3-for-1 stock split on September 3, 2002.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
              Condensed Consolidated Income Statements (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                  Three months ended            Nine months ended
                                                                                      December 31,                 December 31,
                                                                                  2002           2001          2002            2001
                                                                            -------------------------------------------------------
Interest income:
  Loans                                                                          $9,264         $8,893       $27,273        $26,474
  Investments                                                                       616            639         1,930          2,088
                                                                            -------------------------------------------------------
    Total interest income                                                         9,880          9,532        29,203         28,562
                                                                            -------------------------------------------------------
Interest expense:
  Deposits                                                                        1,967          2,360         6,117          8,010
  Borrowed funds                                                                  1,456          1,821         4,656          6,020
                                                                            -------------------------------------------------------
    Total interest expense                                                        3,423          4,181        10,773         14,030
                                                                            -------------------------------------------------------
    Net interest income before provision for loan losses                          6,457          5,351        18,430         14,532
Provision for loan losses                                                           100            125           250            262
                                                                            -------------------------------------------------------
  Net interest income after provision for loan losses                             6,357          5,226        18,180         14,270
                                                                            -------------------------------------------------------
Non-interest income:
  Other fees and charges                                                            147            143           437            419
  Gain on sale of loans, net                                                        171             54           250             82
  Net gain (loss) on trading securities                                             (25)            16          (126)           (47)
  Gain on sale of investments                                                        76             --           151            142
  Loss on disposal of fixed assets                                                   --             --           (30)            --
  Net increase in cash surrender value of bank owned life insurance                  95             94           304            278
  Other income                                                                       70             64           210            178
                                                                            -------------------------------------------------------
     Total non-interest income                                                      534            371         1,196          1,052
                                                                            -------------------------------------------------------
     Income before non-interest expense and income taxes                          6,891          5,597        19,376         15,322
Non-interest expense:
   Salaries and employee benefits                                                 2,177          2,009         6,221          5,564
   Occupancy and equipment expense                                                  427            407         1,294          1,217
   Advertising                                                                      120            141           334            422
   Data processing                                                                  121            115           359            341
   Professional fees                                                                104            107           314            353
   Other expenses                                                                   375            436         1,019          1,027
                                                                            -------------------------------------------------------
      Total non-interest expense                                                  3,324          3,215         9,541          8,924
                                                                            -------------------------------------------------------
      Income before income taxes                                                  3,567          2,382         9,835          6,398
Income tax expense                                                                1,535            959         3,971          2,534
                                                                            -------------------------------------------------------
      Net income                                                                 $2,032         $1,423        $5,864         $3,864
                                                                            =======================================================
Comprehensive net income                                                         $2,116         $1,441        $6,411         $3,882
                                                                            ===========    ===========   ===========    ===========
Weighted average basic shares outstanding (1)                                 4,411,221      4,597,512     4,530,884      4,777,230
                                                                            ===========    ===========   ===========    ===========
Weighted average fully diluted shares outstanding (1)                         4,808,641      4,886,640     4,933,854      5,055,459
                                                                            ===========    ===========   ===========    ===========
Basic earnings per share (1)                                                      $0.46          $0.31         $1.29          $0.81
                                                                            ===========    ===========   ===========    ===========
Diluted earnings per share (1)                                                    $0.42          $0.29         $1.19          $0.76
                                                                            ===========    ===========   ===========    ===========
Dividends per share (1)                                                           $0.10          $0.06        $0.247          $0.16
                                                                            ===========    ===========   ===========    ===========

(1) Share amounts have been adjusted to reflect a 3-for-1 stock split on September 3, 2002.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    Bay State Bancorp, Inc. and Subsidiaries
    Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                     Nine months ended December 31,
                                                                                            2002         2001
                                                                                         ---------    ---------
Net cash flows from operating activities:
      Net income                                                                            $5,864       $3,864
     Adjustments to reconcile net income to net cash provided by operating activities:
                 Earned stock based incentive plan                                             284          284
                 Provision for loan losses                                                     250          262
                 Net increase in mortgage loans held-for-sale                                 (307)        (377)
                 Depreciation and amortization                                                 312          347
                 Gain on sales of available-for-sale securities, net                          (151)         (70)
                 Accretion of securities, net of amortization                                  (20)         (33)
                 Gain on sale of other assets                                                   --          (72)
                 Increase in unearned income, net                                             (432)         (29)
                 Gain on sale of other real estate owned                                        (2)          --
                 Net change in trading securities                                               --            3
                 Increase in cash surrender value B.O.L.I                                     (304)        (277)
                 Decrease in accrued interest receivable                                        49          134
                 Deferred tax expense (benefit)                                                (89)          50
                 Decrease (increase) in prepaid expense and other assets                       331         (589)
                 Increase in accrued expenses and other liabilities                          2,740          617
                                                                                         ---------    ---------
         Net cash provided by operating activities                                           8,525        4,114
                                                                                         ---------    ---------
Net cash flows from investing activities:
                 Maturities and principal repayments on investments held to maturity            54          144
                 Maturities and principal repayments on investments available for sale       2,136        7,391
                 Purchases of investments available for sale                                  (181)      (7,329)
                 Proceeds from sale of available-for-sale securities                           152           72
                 Loan origination and principal collections, net                            12,799        6,495
                 Proceeds from sale of other assets                                             --           92
                 Purchases of loans                                                        (73,072)     (35,217)
                 Proceeds from sales of other real estate owned                                115           --
                 Capital expenditures                                                         (456)        (149)
                 Distribution to Rabbi Trust                                                  (118)          --
                                                                                         ---------    ---------
         Net cash used in investing activities                                             (58,571)     (28,501)
                                                                                         ---------    ---------
Net cash flows from financing activities:
                 Net increase in demand deposits, NOW and savings accounts                  46,930       38,302
                 Net decrease (increase) in certificate accounts                            (7,347)       5,439
                 Advances from Federal Home Loan Bank                                      530,159      155,390
                 Repayment of advances from Federal Home Loan Bank                        (507,499)    (163,186)
                 Net decrease in other borrowed funds                                           (1)          --
                 Proceeds from issuance of common stock                                      1,993          481
                 Dividends paid on common stock                                             (1,197)        (826)
                 Purchases of treasury stock                                                (6,876)      (4,878)
                                                                                         ---------    ---------
                 Net cash provided by financing activities                                  56,162       30,722
                                                                                         ---------    ---------
Net increase in cash and cash equivalents                                                    6,116        6,335
Cash and cash equivalents at beginning of period                                            17,317       10,099
                                                                                         ---------    ---------
Cash and cash equivalents at end of period                                                 $23,433      $16,434
                                                                                         =========    =========
Supplemental disclosure of cash flow information:
         Cash paid during period for:
                 Interest                                                                  $10,833      $14,240
                 Income taxes                                                               $6,154       $2,698
                 Loans transferred to Other Real Estate Owned                                 $113           --
                 Life insurance policies transferred to Rabbi Trust                           $434           --

                    Bay State Bancorp, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                      Accumulated              Unearned
                                                                      Other                    Stock-based
                                               Additional             Comprehensive Unearned   Incentive               Total
                                      Common    Paid-in     Retained  Income        ESOP       Plan         Treasury   Stockholders'
                                      Stock     Capital     Earnings  (Loss)        Shares     Shares       Stock      Equity
                                     ---------------------------------------------------------------------------------------------
Balance at March 31, 2002              $25     $49,657      $28,896       $448     $(2,015)       $(812)    $(21,168)     $55,031
3-for-1 stock split,
    additional shares
    outstanding (1)                     51         (51)          --         --          --           --           --           --
  Net Income                            --          --        5,864         --          --           --           --           --
Net change in unrealized gain
    on available for sale
    securities, net of tax effect       --          --           --        547          --           --           --           --
   Comprehensive income                 --          --           --         --          --           --           --        6,411
  Purchase of treasury stock,
  256,245 shares (1)                    --          --           --         --          --           --       (4,488)      (4,488)
  Exercise of stock options
   issued from treasury
   stock, 305,008 (1)                   --        (490)          --         --          --           --        2,483        1,993
91,026 shares withheld for
taxes on options exercises              --          --           --         --          --           --       (2,388)      (2,388)
  Dividends paid, $0.2467 per
    share (1)                           --          --       (1,197)        --          --           --           --       (1,197)
  Issuance of stock incentive
    plan shares                         --         (38)          --         --          --          322           --          284
  Tax benefit on expense of
    stock-based incentive plan          --       2,556           --         --          --           --           --        2,556
                                  --------    --------     --------   --------    --------     --------     --------     --------
Balance at December 31, 2002
(Unaudited)                            $76     $51,634      $33,563       $995     $(2,015)       $(490)    $(25,561)     $58,202
                                  ========    ========     ========   ========    ========     ========     ========     ========

Balance at March 31, 2001              $25     $49,275      $24,382       $617     $(2,420)     $(1,208)    $(16,911)     $53,760
3-for-1 stock split,
    additional shares
    outstanding (1)                     51         (51)          --         --          --           --           --           --
  Net Income                            --          --        3,864         --          --           --           --           --
Net change in unrealized gain
    on available for sale
    securities, net of tax effect       --          --           --         18          --           --           --           --
   Comprehensive income                 --          --           --         --          --           --           --        3,882
  Purchase of treasury stock,
    429,831 shares (1)                  --          --           --         --          --           --       (4,878)      (4,878)
  Exercise of stock options
   issued from treasury
   stock, 76,125 (1)                    --        (138)          --         --          --           --          619          481
  Dividends paid, $0.16 per
    share (1)                           --          --         (826)        --          --           --           --         (826)
  Issuance of stock incentive
    plan shares                         --         (38)          --         --          --          322           --          284
                                  --------    --------     --------   --------    --------     --------     --------     --------
Balance at December 31, 2001
(Unaudited)                            $76     $49,048      $27,420       $635     $(2,420)       $(886)    $(21,170)     $52,703
                                  ========    ========     ========   ========    ========     ========     ========     ========

(1) Share amounts have been adjusted to reflect a 3-for-1 stock split on September 3, 2002.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002
                                   (Unaudited)

(1)   Organization

      Bay State Bancorp, Inc. (the "Company" or "Bay State") was incorporated under the laws of Delaware in 1997 for the purpose of serving as the holding company of Bay State Federal Savings Bank (the "Bank") as part of the Bank's conversion from a mutual to a stock form of organization (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS") and the Securities and Exchange Commission (the "SEC"). Prior to the Conversion, Bay State had not engaged in any material operations.

(2)   Accounting Principles

      The accompanying unaudited condensed consolidated financial statements of Bay State have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year.

      For further information, refer to the consolidated financial statements included in the Company's annual report and Form 10-K for the period ended March 31, 2002 and Form 10-Q for the periods ending June 30 and September 30, 2002, filed with the SEC.

      The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(3)   Stock Split

      On July 25, 2002, the Board of Directors declared a 3-for-1 split of the shares of the Company's common stock in the form of a 200% stock dividend. The additional shares to stockholders of record as of August 19, 2002 were distributed on or about September 3, 2002. In the accompanying financial statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operation, the computation of basic and fully diluted earnings per share have been adjusted retroactively for all periods presented to reflect the stock split. In addition, other per share data in the financial statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operation have been adjusted to reflect the stock split.

(4)   Stock Repurchase Program

      The Company also announced on July 31, 2002 that its Board of Directors approved an additional repurchase of 5%, or 243,633 shares of its outstanding common stock. As of February 7, 2003, approximately 172,800 shares have been repurchased under this program, at an average price of $17.49.

(5)   Other Events

      On December 19, 2002, Seacoast Financial Services Corporation, a Massachusetts corporation ("Seacoast"), and Bay State announced that they entered into an Agreement and Plan of Merger pursuant to which Seacoast will acquire Bay State (the "Agreement"). The Agreement provides for the merger of Bay State with and into a wholly owned subsidiary of Seacoast and the subsequent merger of the Bank with and into CompassBank for Savings, Seacoast's main banking subsidiary. Pursuant to the Agreement, each share of Bay State common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive at the election of the holder either $27.00 in cash, without interest or 1.257 shares of Seacoast common stock subject to the requirement that 55% of the Bay State shares be exchanged for Seacoast stock. The proposed transaction is subject to all required regulatory approvals, the approvals by shareholders of the Company and other customary conditions.

(6)   Impact of New Accounting Standards

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

      Except for transactions between two or more mutual enterprises, FASB Statement No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of FASB Statement No. 147. In addition, FASB Statement No. 147 amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets that are held and used.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislation or regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's Form 10-K filing with the SEC for the fiscal year ended March 31, 2002.

      Except as required by applicable law and regulations, the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Acquisition of Bay State Bancorp, Inc. by Seacoast Financial Services
Corporation

      On December 19, 2002, the Company announced it had signed a definitive agreement with Seacoast under which Seacoast will acquire the Company for approximately $140 million in cash and stock. Under the terms of the agreement, Bay State stockholders can elect to receive either $27.00, without interest or
1.257 shares of Seacoast common stock for each share of Bay State stock they own, plus cash in lieu of any fractional share interest. Elections will be subject to allocation procedures, that are intended to ensure that 55% of the Company common stock outstanding immediately prior to the completion of the transaction will be converted into shares of Seacoast common stock. The proposed transaction is subject to all required regulatory approvals, the approval by shareholders of the Company and other customary conditions. The proposed transaction is expected to close in the second quarter of 2003. Certain merger costs will be incurred by the Company prior to the expected closing date.

General

      The Company has no significant assets, other than all of the outstanding shares of the Bank and some investment securities. The Company has no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the condensed consolidated financial statements and notes thereto, relates primarily to the Bank. The Bank is a federally chartered savings bank and is subject to regulation and examination by the OTS. The Bank's business activities are concentrated in Eastern Massachusetts through six full service retail banking offices located in Norfolk and Suffolk Counties, Massachusetts. Through these offices, the Bank offers a full range of retail and commercial banking products and services and conducts other business as allowable for federally chartered banks. The Bank invests primarily in residential first mortgages, commercial and multi-family real estate loans, and to a lesser extent, home equity lines of credit, other consumer loans, residential construction loans, development and land loans and commercial loans. Lending operations, particularly loan originations, are conducted from the retail offices and at the point of sale. Neither the Company nor the Bank nor any of their subsidiaries conduct business on a national or international basis.

      The operating results of the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on interest earning assets, primarily loans and investment securities and
(ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. Results of operations are also affected by the provision for loan losses, the level of non-interest income, including deposit and loan fees, gains on sales of assets, operating expenses and income taxes.

Comparison of Financial Condition at December 31, 2002 and March 31, 2002 (Unaudited)

      Total assets at December 31, 2002 were $596.9 million, compared to $528.7 million at March 31, 2002, an increase of $68.2 million, or 12.9%. Net loans receivable, including mortgage loans held for sale, increased $60.6 million, or 13.6%, primarily in residential one-to four-family loans, commercial real estate and multi-family loans as a result of the increased level of loan originations and purchases during the period. Short-term investments, which consist of overnight investments at the Federal Home Loan Bank of Boston ("FHLB"), and to a lesser extent, the Bank Investment Fund, increased $6.1 million. The increase in assets was funded primarily from a $39.6 million, or 12.0%, increase in deposits, and a $22.7 million, or 16.5%, increase in FHLB advances. Total stockholders' equity was $58.2 million, or 9.75% of total assets, at December 31, 2002, an increase of $3.2 million, or 5.8%, from $55.0 million, or 10.41% of total assets, at March 31, 2002. The increase in equity was the result of net income of $5.9 million for the period and an increase in additional paid in capital as a result of stock option exercises, offset by the repurchase of 256,245 shares at a cost of $4.5 million during the nine months ended December 31, 2002 and the payment of dividends at a cost of $1.2 million.

On September 3, 2002, the Company effected a three-for-one stock split of its common stock in the form of a 200% stock dividend. The Company's book value per share at December 31, 2002 was $12.68, compared to $11.88 at March 31, 2002, an increase of 6.7%.

Investments

      Short-term investments were $12.5 million at December 31, 2002 consisting primarily of overnight investments at the FHLB, and to a lesser extent monies invested in the Bank Investment Fund. This represents an increase of $6.1 million from the $6.4 million at March 31, 2002. Investment securities available-for-sale decreased $1.1 million, or 3.3%, due to a decrease in mortgage-backed securities from principal pay-downs.

      The Company's investment portfolio at December 31, 2002 reflects a pre-tax unrealized gain on available-for-sale securities of $2.0 million, compared to $1.2 million at March 31, 2002.

      The table below shows the investment securities portfolio at the dates presented. The amortized cost and estimated fair value of investments available-for-sale were:


                                        December 31, 2002      March 31, 2002
                                        -----------------      --------------
                                        Amortized    Fair     Amortized    Fair
                                          Cost      Value       Cost      Value
                                          ----      -----       ----      -----
                                                 (Dollars in thousands)

  Marketable equity securities          $ 8,223    $ 9,348    $ 8,045    $ 9,316

  Mortgage-backed securities              4,859      4,945      6,977      7,087

  Trust preferred equity securities      10,600     11,366     10,599     10,754

  Corporate bonds and notes               6,457      6,542      6,454      6,240

  Preferred stocks                        1,500      1,470      1,500      1,407
                                        -------    -------    -------    -------
Total                                   $31,639    $33,671    $33,575    $34,804
                                        =======    =======    =======    =======

      The amortized cost and estimated market values of investments held-to-maturity were:

                                        December 31, 2002      March 31, 2002
                                        -----------------      --------------
                                        Amortized    Fair     Amortized    Fair
                                          Cost      Value       Cost      Value
                                          ----      -----       ----      -----
                                                 (Dollars in thousands)

Mortgage-backed  and mortgage-related
securities                                 $123       $123       $177       $177
                                           ----       ----       ----       ----

Total Mortgage-backed and mortgage
related Securities                         $123       $123       $177       $177
                                           ====       ====       ====       ====

Loans

      During the nine-month period ended December 31, 2002, net loans receivable, including mortgage loans held for sale, increased by $60.6 million, or 13.6%, as detailed below:


                                                                        % of                    % of
                                                       December 31,    total      March 31,    total
                                                          2002         Loans         2002        Loans
                                                         -------       ------       -------      ------
                                                                     (Dollars in thousands)
Mortgage loans:
         Residential 1-4 family                         $219,453        42.43%     $187,801       40.89%
         Multi-family                                    102,678        19.86       102,440       22.30
            Commercial real estate                       133,830        25.88       117,341       25.55
         Construction and development/land                28,350         5.48        24,361        5.31
                                                         -------       ------       -------      ------
              Total mortgage loans                       484,311        93.65       431,943       94.05
Commercial loans                                          14,557         2.81        11,564        2.52
Consumer loans:
         Equity lines                                     12,165         2.35        11,939        2.60
            Other consumer loans                           6,148         1.19         3,830        0.83
                                                         -------       ------       -------      ------
                Total loans                              517,181       100.00%      459,276      100.00%
                                                                       ======                    ======
Deduct:
         Allowance for loan losses                         4,848                      4,535
            Undisbursed proceeds of construction
                   and development loans in process        6,615                      8,933
         Unearned income, net and loan
                acquisition premiums                        (171)                       261
                                                         -------                    -------
                   Loans, net                            505,889                    445,547
                                                         -------                    -------
            Mortgage loans held-for-sale                   1,120                        813
                                                         -------                    -------
Loans, net and mortgage loans held-for-sale             $507,009                   $446,360
                                                        ========                   ========

      At December 31, 2002 loans serviced for others was $47.1 million, compared to $33.0 million at March 31, 2002.

Asset Quality

      At December 31, 2002, non-performing loans totaled $361,000, an increase of $252,000, or 231.2%, from $109,000 at March 31, 2002. Non-performing loans consist of all loans that are delinquent 90 days or more. The Bank had no other real estate owned at December 31, 2002 and March 31, 2002. At December 31, 2002 and March 31, 2002, non-performing assets represented 0.07% and 0.02% of total loans and loans receivable, net, respectively.

      The composition of non-performing assets for the dates presented was:

                                                        December 31,   March 31,
                                                     2002       2001       2002
                                                     ----       ----       ----
                                                       (Dollars in thousands)
Non-accrual loans:
        Mortgage Loans:
         One-to-four-family                          $361       $233       $109
         Multi-family                                  --         --         --
         Commercial real estate                        --         --         --
         Construction and development                  --         --         --
                                                     ----       ----       ----
            Total mortgage loans                      361        233        109
                                                     ----       ----       ----
        Consumer Loans:
         Equity lines                                  --         --         --
         Other consumer loans                          --         --         --
                                                     ----       ----       ----
            Total consumer loans                       --         --         --
                                                     ----       ----       ----
               Total non-accrual loans                361        233        109
Real estate owned, net                                 --         --         --
                                                     ----       ----       ----
Total non-performing assets                          $361       $233       $109
                                                     ====       ====       ====
Non-performing assets as a percentage of:
         Loans receivable, net                       0.07%      0.05%      0.02%
         Total assets                                0.06       0.04       0.02

The following represents the activity in the allowance for loan losses for the nine months ended December 31, 2002:

                                                          (Dollars in thousands)

         Balance at March 31, 2002                              $4,535
         Provision for loan losses                                 250
         Losses charged to allowance                               (2)
         Recoveries                                                 65
                                                                ------
         Balance at December 31, 2002                           $4,848
                                                                ======

      The allowance for loan losses is based on management's estimate of the credit losses inherent in the loan portfolio and management's ongoing review of the existing loan portfolio, current market conditions and the volume and mix of the Bank's existing loan origination pipeline. To assess reasonable and probable loss exposure in the Bank's loan portfolio, management establishes an allocated allowance based upon its review of internal loan classification reports, which identify any loans classified as special mention, substandard, doubtful or loss and applies an allocation factor based upon its estimated exposure on these specific loans. An unallocated allowance is maintained based on the remaining portfolio, which is classified into various groups based upon loan type, underlying collateral, and delinquency status and payment performance history. The loss factor applied to these loans is based upon management's review of historical loss experience, current local and national economic conditions and industry experience and standards. In addition, as part of the regulatory examination process, the OTS periodically reviews the Company's allowance for loan losses and may require additional provisions for estimated losses based upon judgments different from those of management.

      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses was sufficient to absorb any losses inherent in its loan portfolio at December 31, 2002, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover potential loan losses incurred by the Company or that any adjustments to the allowance for loan losses will not be necessary if economic conditions and actual loss experience differs from those assumed by management in determining the current level of the allowance for loan losses.

Deposits and Borrowed Funds

      Deposits increased during the nine-month period ending December 31, 2002, as detailed below:

                               December 31,  % of total    March 31,  % of total
                                  2002       deposits        2002      deposits
                                --------     --------       -------    --------
                                            (Dollars in thousands)
Regular savings accounts        $ 39,375       10.69%      $ 29,810       9.07%
NOW accounts                      44,146       11.99         34,570      10.52
Money market accounts            148,175       40.24        128,932      39.24
Non-interest bearing deposits     26,497        7.20         17,951       5.46
                                --------      ------       --------     ------
                                 258,193       70.12        211,263      64.29
Term deposits                    110,016       29.88        117,363      35.71
                                --------      ------       --------     ------
         Total deposits         $368,209      100.00%      $328,626     100.00%
                                ========      ======       ========     ======

      The increase in deposits, particularly in core deposit products, was a result of increased sales efforts and continued customer migration to bank deposits from the financial markets.

      During the nine months ended December 31, 2002, FHLB advances increased $22.7 million, or 16.5%, to $159.8 million compared to $137.1 million at March 31, 2002.

Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001.

General

      Consolidated net income for the three months ended December 31, 2002 totaled $2.0 million, or $0.46 basic earnings per share and $0.42 fully diluted earnings per share, compared to $1.4 million, or $0.31 per basic earnings per share and $0.29 fully diluted per share, for the same period last year. This represents an increase of $609,000, or 42.8%, in net income, a $0.15, or 48.8%, increase in basic earnings per share and a $0.13, or 45.1%, increase in fully diluted earnings per share. The increase was primarily a result of higher net interest income, due to an increase in the average balance of interest earning assets, a decrease in deposit interest expense due to a deposit mix consisting of more lower-costing core deposits and a lower interest rate environment, a reduction in interest on borrowed funds due to the lower cost of borrowings, offset in part by an increase in operating expenses and higher income taxes.

Interest Income

      Interest income for the three months ended December 31, 2002 increased $348,000, or 3.7%, to $9.9 million, compared to $9.5 million for the same period last year. The increase in interest income was primarily due to an increase in loans receivable, offset in part, by a reduction in the yield on the portfolio and a decline in the yields on the investment portfolio. The average balance of interest-earning assets increased from $483.6 million for the quarter ended December 31, 2001 to $539.0 million for the quarter ended December 31, 2002, an increase of $55.4 million, or 11.5%. The increase in the average balance of interest-earning assets was primarily a result of an increase in the average balance of loans, net, of $50.9 million, or 11.6%. The yield on interest-earning assets decreased 55 basis points to 7.33%, due to the lower market interest rate environment.

Interest Expense

      Interest expense for the three months ended December 31, 2002 decreased $758,000, or 18.1%, to $3.4 million compared to $4.2 million for the same period last year. The decrease in interest expense was the net result of a $49.5 million, or 11.3%, increase in the average balance of interest-bearing liabilities which increased from $437.1 million for the three months ended December 31, 2001 to $486.6 million for the three months ended December 31, 2002 and a decrease of 102 basis points in the cost of interest-bearing liabilities to 2.81%, from 3.83%. The increase in the average balance of interest-bearing liabilities was primarily the net result of an increase in the average balance of lower costing core deposits of $53.4 million, or 31.8%, a decrease in the average balance of higher costing certificates of deposits of $11.9 million, or 9.5%, and an increase in the average balance of FHLB advances and other borrowings of $8.0 million, or 5.6%. Although the average balance of interest bearing liabilities increased, interest expense decreased due to the lower market interest rate environment, deposit growth being in lower costing core deposits, the reduction and repricing of maturing certificates of deposit at current lower interest rate levels, along with the repricing of FHLB advances to lower interest rate levels.

Net interest income

      The table below shows average balances and the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented. The average balances are derived from daily averages and the average yields and costs are annualized:

For the three months ended December 31,                                    2002                                  2001
                                                                           ----                                  ----
                                                                          Interest                              Interest
                                                            Average       Income/         Yield/   Average      Income/       Yield/
                                                            balance       expense         rate     balance      expense        rate
                                                            -------       -------         ----     -------      -------        ----
                                                                                            (Dollars in
                                                                                             thousands)
Assets
Interest-earning assets:
Short-term investments                                      $  3,522     $     10         1.14%    $  2,605    $     15        2.30%
Interest-earning deposits                                        769            4         2.08          769           6        3.12
Taxable investment securities                                 32,097          490         6.11       25,911         445        6.87
Mortgage backed & related securities                          11,467          112         3.91       13,951         173        4.96
Loans (net of unearned income)                               491,185        9,264         7.54      440,331       8,893        8.08
                                                            --------     --------                  --------    --------
Total interest-earning assets                                539,040        9,880         7.33      483,567       9,532        7.88
Non interest-earning assets                                   40,436     --------                    32,145    --------
                                                            --------                               --------
      Total                                                 $579,476                               $515,712
                                                            ========                               ========
Liabilities and Equity
Interest-bearing liabilities:
      Now accounts                                          $ 42,860     $    127         1.19%    $ 30,285    $     43        0.57%
      Regular savings accounts                                38,214          111         1.16       28,380          79        1.11
      Money market accounts                                  140,300          757         2.16      109,267         759        2.78
      Certificate accounts                                   113,895          972         3.41      125,800       1,479        4.70
                                                            --------     --------                  --------    --------
Total interest-bearing deposits                              335,269        1,967         2.35      293,732       2,360        3.21
      FHLB advances                                          148,836        1,446         3.89      141,378       1,806        5.00
      Other borrowings                                         2,508           10         1.59        2,000          15        2.93
                                                            --------     --------                  --------    --------
Total interest-bearing liabilities                           486,613        3,423         2.81      437,110       4,181        3.83
                                                                         --------                              --------
              Demand deposits                                 22,124                                 15,775
             Other liabilities                                14,619                                  9,857
      Equity                                                  56,120                                 52,970
                                                             -------                               --------
      Total                                                 $579,476                               $515,712
                                                            ========                               ========

Net interest income                                                      $  6,457                              $  5,351
                                                                         ========                              ========

Interest rate spread                                                                      4.52%                                4.06%
                                                                                          =====                                =====
Net interest margin                                                                       4.79%                                4.43%
                                                                                          =====                                =====

Provision for Loan Losses

      Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level considered by management to be adequate to cover estimated losses on loans receivable which are deemed probable and estimable based on information currently known to management. The provision for loan losses totaled $100,000 for the quarter ended December 31, 2002, compared to $125,000 for the same period last year.

      The provision reflects management's analysis of the overall portfolio mix and the current level of non-performing loans and delinquency trends, which continued to remain at relatively low levels during the period. The Company may add to the provision for loan losses to support any loan portfolio expansion and change in non-performing loan levels, as considered necessary by management.

Non-interest income

      Total non-interest income, net of gains and losses on investments and trading securities, was $483,000 for the quarter ended December 31, 2002, compared to $355,000 for the same period last year, an increase of $128,000, or 36.1%. These increases were primarily a result of an increase in the gain on sale of loans due to a higher level of loan sales. The increased level of loan sales was a result of the increased level of fixed rate residential loan originations due to the current interest rate levels. The Bank sells all fixed rate residential loans greater than fifteen years, to reduce its exposure to interest rate risk. In addition, the Company recognized a net gain of $51,000 for the three-month period ended December 31, 2002, in gains and losses on trading and investment securities, compared to a gain of $16,000 for the three month period ended December 31, 2001. These gains and losses represent the changes in the market value of the assets supporting certain employee benefit plans and the sale of available-for-sale equity securities.

Non-interest expense

      Total non-interest expense was $3.3 million for the quarter ended December 31, 2002, compared to $3.2 million for the same period last year, an increase of $109,000, or 3.4%. Total salaries and benefits increased $168,000, or 8.4%, primarily the result of the increased number of employees and an increase in the costs associated with the Bank's ESOP due to the increased stock price. Occupancy and equipment expense totaled $427,000, compared to $407,000 for the same period last year, an increase of $20,000, or 4.9%. This increase was the result of the increased level of depreciation on building and leasehold improvements and an increase in utility and maintenance costs of the Bank's various locations. Advertising expense totaled $120,000, compared to $141,000 for the same period last year, a decrease of $21,000, or 14.9%, primarily a result of decreased spending in media advertising and special product promotions offered during the same period last year. Data processing expense increased $6,000, or 5.2%, as a result of the increased level of deposit and loan accounts. Other expenses including professional fees decreased $64,000, or 11.8%.

Income Taxes

      For the quarter ended December 31, 2002, income taxes of $1.5 million were provided on income before tax of $3.6 million for an effective rate of 43.0%, compared to income taxes of $959,000 on income before taxes of $2.4 million for an effective rate of 40.3%, for the same period last year. The increase in the effective tax rate was a result of the increase in non-deductible compensation expense associated with the Bank's ESOP, which is driven by the increased stock price of the Company.

Comparison of Operating Results for the Nine Months Ended December 31, 2002 and 2001

General

      Consolidated net income for the nine months ended December 31, 2002 totaled $5.9 million, or $1.29 basic and $1.19 fully diluted earnings per share, compared to $3.9 million, or $0.81 basic and $0.76 fully diluted earnings per share, for the same period last year. This represents an increase of $2.0 million, or 51.8% in net income, a $0.49, or 60.0%, increase in basic earnings per share, and $0.42, or 55.5%, increase in fully diluted earnings per share. The increase was primarily a result of higher net interest income due to an increase in the average balance of interest earning assets, a decrease in deposit interest expense due to the growth in lower-costing core deposits and a lower interest rate environment, a reduction in interest on borrowed funds due to the lower cost of borrowings, offset in part by higher operating expenses and income taxes.

Interest Income

      Interest income for the nine months ended December 31, 2002 increased $641,000, or 2.2%, to $29.2 million, compared to $28.6 million for the same period last year. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, specifically loans receivable. The average balance of interest-earning assets increased from $470.2 million for the nine months ended December 31, 2001 to $518.5 million for the nine months ended December 31, 2002, an increase of $48.3 million, or 10.3%. The increase in the average balance of interest-earning assets was the result of increases in the average balance of loans receivable, net, of $44.7 million, or 10.5%, and of taxable investment securities of $7.3 million, or 29.0%, offset by a decrease in the average balance of mortgage-backed securities of $3.9 million, or 24.6%. The yield on interest-earning assets decreased 59 basis points, to 7.51%, primarily due to the lower interest rate environment.

Interest Expense

      Interest expense for the nine months ended December 31, 2002 decreased $3.3 million, or 23.2%, to $10.8 million, compared to $14.0 million for the same period last year. The average balance of interest-bearing liabilities increased $42.3 million, or 10.0%, from $424.3 million for the nine months ended December 31, 2001 to $466.6 million for the nine months ended December 31, 2002. The increase in the average balance of interest-bearing liabilities was primarily the result of an increase in the average balance of deposits totaling $41.2 million, or 14.8%, coupled by a slight increase in the average balance of FHLB advances and other borrowings of $1.1 million, or 0.74%. Although the average balance of interest bearing liabilities increased, due to the lower market interest rate levels and the ability to replace the FHLB advances with lower costing core deposit accounts, the cost of liabilities decreased 133 basis points to 3.08%.

Net interest income

      The table below shows average balances and the interest earned and paid on interest-earning assets and interest-bearing liabilities and the resulting net interest spread and margin for the periods presented. The average balances are derived from daily averages and the average yields and costs are annualized:


For the nine months ended December 31,                                            2002                               2001
                                                                                  ----                               ----
                                                                                 Interest                          Interest
                                                                    Average      income/     Yield/    Average     Income/    Yield/
                                                                    balance      expense      rate     balance     expense    rate
                                                                    -------      -------      ----     -------     -------    -----
                                                                                           (Dollars in thousands)
Assets
Interest-earning assets:
 Short-term investments                                             $  2,503     $     26     1.38%    $  2,187    $     50    3.05%
 Taxable investment securities                                        32,297        1,518     6.27       25,044       1,351    7.19
 Interest-earning deposits                                               769           12     2.08          769          24    4.16
 Mortgage-backed & related securities                                 11,882          374     4.20       15,758         663    5.61
 Loans, net of unearned income                                       471,080       27,273     7.72      426,427      26,474    8.28
                                                                    --------     --------              --------    --------
Total interest-earning assets                                        518,531       29,203     7.51      470,185      28,562    8.10
                                                                                 --------                          --------
Non interest-earning assets                                           37,730                             32,711
                                                                    --------                           --------
  Total                                                             $556,261                           $502,896
                                                                    ========                           ========
Liabilities and Equity
Interest-bearing liabilities:
  NOW accounts                                                      $ 39,711          376     1.26%    $ 28,531         168    0.79%
  Regular savings accounts                                            33,994          283     1.11       27,719         318    1.53
  Money market accounts                                              128,124        2,257     2.35       97,432       2,599    3.56
  Certificate accounts                                               118,768        3,201     3.59      125,693       4,925    5.22
                                                                    --------     --------              --------    --------
Total interest-bearing deposits                                      320,597        6,117     2.54      279,375       8,010    3.82
  FHLB advances                                                      143,645        4,627     4.29      142,896       5,960    5.46
  Other Borrowings                                                     2,318           29     1.67        2,000          60    3.93
                                                                    --------     --------              --------    --------
Total interest-bearing liabilities                                   466,560       10,773     3.08      424,271      14,030    4.41
                                                                                 --------                          --------    ----
  Demand deposits                                                     20,765                             14,068
  Other liabilities                                                   12,870                             10,886
  Equity                                                              56,066                             53,671
                                                                    --------                           --------
  Total                                                             $556,261                           $502,896
                                                                    ========                           ========
Net interest income                                                              $ 18,430                          $ 14,532
                                                                                 ========                          ========
Interest rate spread                                                                          4.43%                            3.69%
                                                                                              ====                             ====
Net interest margin                                                                           4.74%                            4.12%
                                                                                              ====                             ====

Provision for Loan Losses

      The provision for loan losses totaled $250,000 for the nine months ended December 31, 2002, compared to $262,000 for the same period last year. The provision for the nine months ended December 31, 2002 was made based upon loan portfolio trends, specifically continued loan growth in loan types and concentrations without a higher risk of default, and the steady rate of loan portfolio growth from period to period. The provision also reflects management's consideration of the current level of non-performing loans during the period, which was 0.07% of total loans at December 31, 2002, compared to 0.05% at December 31, 2001.

Non-interest income

      Total non-interest income, net of gains and losses on investment activities and trading securities, was $1.2 million for the nine months ended December 31, 2002, compared to $957,000 for the same period last year, an increase of $214,000, or 22.4%. The increase was primarily from the gains on sales of loans as mentioned in the quarterly results. In addition, the Company recognized a net gain of $25,000 for the nine-month period in gains and losses on trading and investment securities compared to a net gain of $95,000 for the same period last year. These gains represent the changes in the market value of the assets supporting certain employee benefit plans and the sale of certain equity securities available-for-sale. During the December 31, 2002 period, the Company also recognized a $30,000 loss on the disposal of fixed assets associated with the write-off of leasehold improvements in a branch office that was relocated.

Non-interest expense

      Total non-interest expense was $9.5 million for the nine months ended December 31, 2002, compared to $8.9 million for the same period last year, an increase of $617,000, or 6.9%. Total salaries and benefits increased $657,000, or 11.8%, primarily the result of the increased number of employees, a general increase in salaries and benefits and the greater expense associated with the Bank's ESOP, due the Company's increased stock price. Occupancy and equipment expense increased $77,000, or 6.3%, due to the increased level of depreciation on improvements and utility costs associated with the retail and administrative areas of the Bank. Advertising expense totaled $334,000 compared to $422,000 for the same period last year, a decrease of $88,000, or 20.9%, primarily as a result of a reduction in special promotions and the introduction of new deposit products and retail services last fiscal year. Data processing costs increased $18,000, or 5.3%, due to the higher level of deposits and loans serviced by the Bank. Other expenses, including professional fees, decreased $47,000, or 3.4%.

Income Taxes

      For the nine months ended December 31, 2002 income taxes of $4.0 million were provided on net income before tax of $9.8 million for an effective rate of 40.4%, compared to $2.5 million on income before taxes of $6.4 million for an effective rate of 39.6%, for the same period last year.

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

      In recent years, the Bank has primarily utilized the following strategies to manage interest rate risk: (i) emphasizing the origination and purchase of adjustable-rate loans; (ii) investing in corporate bonds and notes, equity securities or mortgage-backed and mortgage-related securities with shorter estimated maturities; (iii) utilizing FHLB advances to better structure the maturities of its interest rate sensitive liabilities; and (iv) selling in the secondary market longer-term fixed-rate mortgage loans originated, while generally retaining the servicing rights on such loans.

Gap Analysis

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." Assets and liabilities are said to be interest rate sensitive within a specific time period if they will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2002, the Company's cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within one year) as a percentage of total assets was a negative 15.8%, compared to a negative 18.3% at March 31, 2002. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.

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

      The decrease in liability sensitivity from March 31, 2002, was a result of the decline in interest-bearing liabilities, primarily certificate accounts and FHLB advances, repricing within one year.

                                                                   More            More          More
                                                                   than            than          than
                                                                  1 Year         3 Years        5 Years       Greater
                                                    1 Year           to             to            to            than         Total
                                                   or Less        3 Years        5 Years       15 Years       15 Years      Amount
                                                   -------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
Interest-earning assets:
 Short-term investments ....................    $  12,481      $      --      $      --     $      --     $      --      $  12,481
 Investment in B.O.L.I .....................        8,947             --             --            --            --          8,947
 Taxable investment Securities .............       11,989            497            959        13,335            --         26,780
 Mortgage-backed securities ................           --             --             --         1,477         3,505          4,982
 Stock in FHLB-Boston ......................        8,455             --             --            --            --          8,455
 Loans (1) .................................      100,116         61,781        232,266       106,305         9,908        510,376
                                                ---------      ---------      ---------     ---------     ---------      ---------
    Total interest-earning assets ..........    $ 141,988      $  62,278      $ 233,225     $ 121,117     $  13,413      $ 572,021
                                                =========      =========      =========     =========     =========      =========
Interest-bearing liabilities:
 Money market accounts .....................    $ 118,540      $  22,226      $   7,409     $      --     $      --      $ 148,175
 Regular savings accounts ..................        5,906         11,812         11,812         9,845            --         39,375
 NOW accounts ..............................        2,207          4,415          4,415        11,036        22,073         44,146
 Certificate accounts ......................       72,708         27,084         10,160            64            --        110,016
 Other borrowed funds ......................        2,901             --             --            --            --          2,901
 FHLB advances .............................       34,139         35,664         35,000        55,000            --        159,803
                                                ---------      ---------      ---------     ---------     ---------      ---------
  Total interest-bearing liabilities........    $ 236,401      $ 101,201      $  68,796     $  75,945     $  22,073      $ 504,416
                                                =========      =========      =========     =========     =========      =========
Interest-earning assets less
 interest-bearing liabilities ..............    $ (94,413)     $ (38,923)     $ 164,429     $  45,172     $  (8,660)     $  67,605
                                                =========      =========      =========     =========     =========      =========
Cumulative interest-rate
 sensitivity gap ...........................    $ (94,413)     $(133,336)     $  31,093     $  76,265     $  67,605
                                                =========      =========      =========     =========     =========
Cumulative interest-rate gap as
 a percentage of total assets ..............       (15.82)%       (22.34)%         5.21%        12.78%        11.33%
Cumulative interest-rate gap as
 a percentage of total interest-
 earning assets ............................       (16.51)%       (23.31)%         5.44%        13.33%        11.82%
Cumulative interest-earning
 assets as a percentage of
 cumulative interest-bearing
 liabilities ...............................        60.06%         60.50%        107.65%       115.81%       113.40%

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

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

2.1 Agreement and Plan of Merger, dated as of December 19, 2002 by and between Seacoast Financial Services Corporation, Seacoast Merger Sub, Inc. and Bay State Bancorp, Inc.*

3.1   Certificate of Incorporation of Bay State Bancorp, Inc. **

3.2   Amended and Restated Bylaws of Bay State Bancorp, Inc. ***

4.0   Stock Certificate of Bay State Bancorp, Inc. **

10.1  Form of Voting Agreement (attached as Annex A to Exhibit 2.1)

10.2 Payments and Waiver Agreement by and among Seacoast Financial Services Corporation, Bay State Bancorp, Inc., Bay State Federal Savings Bank and John F. Murphy*

10.3 Payments and Waiver Agreement by and among Seacoast Financial Services Corporation, Bay State Bancorp, Inc., Bay State Federal Savings Bank and Denise M. Renaghan*

10.4 Payments and Waiver Agreement by and among Seacoast Financial Services Corporation, Bay State Bancorp, Inc., Bay State Federal Savings Bank and Michael O. Gilles*

10.5 Consulting and Non-Competition Agreement between Seacoast Financial Services Corporation and John F. Murphy*

10.6 Non-Competition Agreement between Seacoast Financial Services Corporation and Denise M. Renaghan*

11.0  Computation of per share earnings (filed herewith)

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

* Incorporated herein by reference from the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2002.

** Incorporated herein by reference from the exhibits to Form SB-2 registration statement as amended, Registration No. 333-40115

*** Incorporated herein by reference from the registrant's Form 10-KSB, as filed with the Securities and Exchange Commission on June 14, 1999.

(b)   Reports on Form 8-K

      A current report on Form 8-K was filed by the Company on December 23, 2002 in which it disclosed under Item 5 the terms of its agreement to be acquired by Seacoast Financial Services Corporation. A copy of the Agreement and Plan of Merger, the form of voting agreement, various arrangements entered into by the Company's executive officers and the press release announcing the merger were filed by exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Bay State Bancorp, Inc.


Date: February 12, 2003             \s\ John F. Murphy
                                    ----------------------------------------
                                    John F. Murphy
                                    Chairman, President, and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: February 12, 2003             \s\ Michael O. Gilles
                                    ----------------------------------------
                                    Michael O. Gilles
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                  CERTIFICATION

I, John F. Murphy, certify that:

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


Date: February 12, 2003             \s\John F. Murphy
                                    --------------------------
                                    Chairman, President and Chief Executive
                                        Officer

                                  CERTIFICATION

I, Michael O. Gilles, certify that:

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


Date: February 12, 2003             \s\Michael O. Gilles
                                    -------------------------------
                                    Senior Vice President and Chief Financial
                                        Officer